Form 10QSB
period 1996-06-30
N-VISION INC
filed 1996-08-15
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-3098

             ------------------------------------------------------

                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)

             ------------------------------------------------------

          Delaware                                     54-1741313
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                            7680 Old Springhouse Road
                          Madison Building, First Floor
                             McLean, Virginia 22102
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (703) 506-8808

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  (X)      No ( )

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,445,000 on June 30, 1996.

                                   FORM 10-QSB

                                      INDEX

                                                                       PAGE
                                                                    ---------
PART I           FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Report of Independent Accountants ..................   3

                 Balance  Sheets as of June 30,  1996
                 and December 31, 1995 ..............................   4

                 Statements  of  Operations  For  the
                 three  months and six  months  ended
                 June 30, 1996 and June 30, 1995 ....................   5

                 Statements of Cash Flows For the six
                 months ended June 30, 1996 and June
                 30, 1995. ..........................................   6

                 Notes to Financial Statements ......................   7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations. ........................................   8

PART II          OTHER INFORMATION

         Item 6  Reports and Exhibits on Form 8-K. ..................  11

                 SIGNATURES .........................................  12

PART I   FINANCIAL INFORMATION

Item 1 Financial Statements

                           ACCOUNTANT'S REVIEW REPORT


Board of Directors
n-Vision, Inc.

We have reviewed the accompanying balance sheet of n-Vision, inc. as of June 30, 1996, and the related statements of operations and cash flows for the three-month periods and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted are review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of n-Vision, Inc. as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated April 12, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set for the in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet form which it has been derived.



                                             /s/ Grant Thornton, LLP

Vienna, Virginia
August 5, 1996
                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                    June 30        December 31
                                                                      1996            1995
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $  5,014,646    $      6,088
     Accounts Receivable
          Trade                                                        111,055         129,261
          Officer & Employee Travel Advances                             2,450           6,600
     Inventories                                                       603,925         497,088
     Prepaid Expenses                                                   89,430           5,295
     Income Tax Refund Receivable                                      101,363         101,363
                                                                  ------------    ------------
                             Total Current Assets                    5,922,869         745,695

PROPERTY AND EQUIPMENT                                                 105,800          44,238
     (Net of Accumulated Depreciation)

OTHER ASSETS
     Organization Costs                                                 47,281          53,978
          (Net of Accumulated Amortization)
                                                                  ------------    ------------
                                                                  $  6,075,950    $    843,911
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current Maturities-Long Term Note Due ATS                      $      --       $    160,000
   Line of Credit-ATS                                                  630,529       1,071,023
   Bank Line of Credit                                                                  67,237
   Current Capital Lease Obligation                                     20,176
   Accounts Payable                                                    482,264         309,263
   Accrued Interest-ATS                                                 27,330         253,445
   Accrued Salaries and Benefits                                        78,539          41,053
   Deferred Revenue and Warranty Reserve                               163,905         111,284
                                                                  ------------    ------------
                          Total Current Liabilities                  1,402,743       2,013,305

NON-CURRENT LIABILITIES
   Note Payable-ATS                                                                    860,590
   Capital Lease Obligations                                            38,575
                                                                  ------------    ------------
                                                                     1,441,318       2,873,895

STOCKHOLDER'S EQUITY
   Common Stock                                                         54,450          30,000
   Common Stock Subscriptions and Notes Receivable                    (722,656)       (700,364)
   Paid in Capital                                                  11,150,402         440,761
   Accumulated Deficit                                              (5,847,564)     (1,800,381)
                                                                  ------------    ------------
                                     Total Stockholder's Equity      4,634,632      (2,029,984)
                                                                  ------------    ------------
                                                                  $  6,075,950    $    843,911
                                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                            Three months ended                        Six months ended
                                                 June 30                                   June 30
                                       -----------------------------            ------------------------------
                                           1996             1995                    1996              1995
                                       -------------    ------------            --------------    ------------
                                               (unaudited)                               (unaudited)

Sales                                  $   226,099       $   118,900            $   482,852        $   337,202
Cost of Sales                               95,230            45,877                193,528            133,636
                                       -----------       -----------            -----------        -----------
     Gross Margin                          130,869            73,023                289,324            203,566

Operating Expenses
     General and Administrative            248,280           275,668                416,295            460,540
     Product Development                   141,740           192,497                283,326            310,703
     Marketing and Sales                    67,258            69,745                 92,904            127,847
                                       -----------       -----------            -----------        -----------
Loss from operations                      (326,409)         (464,887)              (503,201)          (695,524)

Interest and Financing                  (3,499,950)          (47,785)            (3,543,982)           (95,920)
Expense(net)
                                       -----------       -----------            -----------        -----------
     Loss before income taxes           (3,826,359)         (512,672)            (4,047,183)          (791,444)

     Income Tax expense                          0                 0                      0                  0
                                       -----------       -----------            -----------        -----------
     NET LOSS                          $(3,826,359)      $  (512,672)           $(4,047,183)       $  (791,444)
                                       ===========       ===========            ===========        ===========

Weighted average shares
outstanding                              4,308,556         3,229,201              4,029,278          3,153,538
                                       ===========       ===========            ===========        ===========

Loss per Share                         $      (.89)      $      (.16)           $     (1.00)       $      (.25)
                                       ===========       ===========            ===========        ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      Six months ended
                                                                  --------------------------
                                                                     1996           1995
                                                                  -----------    -----------
                                                                  (Unaudited)    (Unaudited)
Cash Flows from operating activities
  Net Income (Loss)                                                (4,047,183)      (791,444)
  Adjustments to reconcile Net Income (Loss) to net cash used in operating activities
     Provision for conversion of convertible notes payable          3,500,000
          (See Note C)
   Provision for compensation for stockholder/officer                  73,958        137,500
     contributed services
   Depreciation and amortization                                       22,530         47,103
   Accrued interest on stockholder's notes                            (22,292)       (11,146)
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                        22,356        249,965
     (Increase) Decrease in inventories                              (106,837)      (114,242)
     (Increase) increase in prepaid expenses                          (84,135)       (23,905)
     (Decrease) Increase in accrued interest                         (226,115)       107,464
     (Decrease) Increase in accounts payable                          173,001        318,844
     (Decrease) Increase in accrued salaries and benefits              37,486         13,448
     (Decrease) Increase in other accrued liabilities                  52,621         (2,280)
     Increase in Organization Costs                                                  (18,000)
     Decrease in Income Taxes Payable                                               (119,000)
                                                                  -----------    -----------
          Total Adjustments                                         3,442,573        585,750
                                                                  -----------    -----------
          Net  cash used in operating activities                     (604,610)      (205,694)

Cash flows form investing activities
     Purchase of property and equipment                               (18,644)       (20,652)

Cash flows from financing activities
     Increase in Deferred Initial Public Offering Costs              (407,907)
     (Decrease) Increase in ATS line of credit                       (461,084)       556,769
     (Decrease in Bank Line of Credit                                 (67,237)
     Net Proceeds from Initial Public Offering                      6,160,133
                                                                  -----------    -----------
                       Net  Cash raised in financing activities     5,631,812        148,862
                                                                  -----------    -----------
                                Net Increase (Decrease) in Cash   $ 5,008,558    $   (77,484)
                                                                  ===========    ===========

                                            Ending Cash Balance     5,014,646          4,531
                                         Beginning Cash Balance         6,088         82,015
                                                                  -----------    -----------
                                                                  $ 5,008,558    $   (77,484)
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A   Interim Financial Statements

     The condensed financial statements for the three and six month periods ended June 30, 1996 and June 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement, Form SB-2. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

Note B   Summary of Significant Accounting Policies

         1.       Revenue Recognition
         Revenue from the sale of VR products is recognized when the products are shipped. Related estimated warranty costs are provided for at the time of sale.

         2.       Inventories
         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out ("FIFO") basis.

         3.       Loss per Share
         Loss per share of Common Stock is computed using weighted average shared outstanding for each period adjusted retroactively for stock splits. Common stock equivalents comprised of warrants convertible into common stock have not been included as they are anti-dilutive.

         4. Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note C   Initial Public Offering

         On June 4, the Company completed an initial public offering of securities whereby net proceeds of approximately $5,900,000 were realized. The offering consisted of the sale of 1,495,000 shares of common stock for $5.00 per shares and 1,200,000 Class A warrants for $0.15 per warrant. each warrant entitles the holder to purchase a share of common stock for $5.50 per share during a four year period commencing one year from the offering.

         In connection with the offering, the Company received $250,000 under three convertible notes payable, which were converted into 750,000 shares of common stock in April 1996. The conversion discount from the initial public offering price of $5.00 per share resulted in a $3,500,000 charge to financing expense in the second quarter of 1996. All 750,000 shares received upon conversion were sold during the offering.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         n-Vision, Inc. ("Company"), a Delaware Corporation, designs, develops, manufactures, and markets state-of-the-art, proprietary virtual reality ("VR") products and systems for a variety of commercial, industrial, and military applications. The Company's VR products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, NASA Langley Research Center, Lockheed Martin, Silicon Graphics, Inc., U.K. Defense Research Establishment (Farnborough), Volvo, Volkswagen, Daimler-Benz, Thomson CSF, KPMG Peat Marwick, and Raytheon among others.


Results of Operations

         Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995. For the Quarter ended June 30 1996, the Company reported revenue $226,099 from the sale of 7 units of its VR products and systems, a 91% increase compared to the same period ended June 30, 1995 where the Company reported revenue of $118,900 from the sale of 4 units. The increase was primarily attributable to the delivery of the first pre-production units of the Datavisor(TM) VGA. In addition, the Company delivered its first custom VGA unit to the AAI Corporation of Huntsville, Maryland for use with the US Army in a Howitzer training program and has received orders to date for three additional units expected to delivered later in 1996 at which time the revenue will be recognized. As of June 30, 1996, the Company had a backlog of approximately $145,000.

         The Company's gross margin on sales decreased to 58% in the second quarter 1996 from 62% in the second quarter 1995. The decrease is attributable to the sale of lower margin products such as the Datavisor(TM) VGA. The Company believes that the introduction of higher margin products expected to be introduced late in the third quarter or early in the fourth quarter may help to boost decreasing margins. This however may be tempered to the extent that the product mix contains a higher or lesser volume of high margin products versus low margin products and whether or not the products are sold directly to end users or sold and discounted through distributors. The Company can make no determination at present as to the composition of the product mix in the future.

         Operating Expenses decreased to $457,277 in the second quarter 1996 from $537,910 in the second quarter 1995. The decrease was consistent across all business functions (i.e. Marketing and Sales, Product Development, and General and Administrative.) The Company believes that the decreases do not necessarily constitute a trend and can make no assurances that such costs will not increase in the future as the Company expands its operations. In fact, the Company intends to increase funding for new products and product development to ensure that its VR products and services remain on the cutting edge as well as spending additional funds on marketing and sales so as to competitively promote and position the new product lines. The Company anticipates additional general and administrative costs associated with the expanding operations of the Company.

         Interest and financing charges increased to $3,499,950 in the three months ended June 30, 1996 when compared to $47,784 in the three months ended June 30, 1995. This is attributable to a one time charge of $3,500,000 taken by the Company upon conversion of three notes payable aggregating $250,000 into 750,000 shares of the Company's common stock. Consequently, the Company does not expect to report earnings for the year ending December 31, 1996 as a result of the imputed costs attributable to this conversion. However, net stockholder's equity was not impacted as the charge to expense was offset by a corresponding increase in paid in capital. In addition, there was no cash outlay associated with the conversion.

         Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995.

         For the six months ended June 30 1996, the Company reported revenue of $482,852 from the sale of 11 units of its VR products and systems, a 44% increase compared to the same six month period ended June 30, 1995 where the Company reported revenue of $337,202 from the sale of 8 units. The increase was primarily attributable to the delivery of the first pre-production units of the Datavisor(TM) VGA during the second quarter. The Company's gross margin on sales decreased to 60% in the six months ended June 30, 1996 from 61% in the same period ending June 30, 1995. The gross margin was comparable from period to period.

         Operating Expenses decreased to $792,526 in the six months ended June 30, 1996 from $899,091 in the same period ending June 30, 1995. The decrease was consistent across all business functions (i.e. Marketing and Sales, Product Development, and General and Administrative.) The Company believes that the decreases do not necessarily constitute a trend and can make no assurances that such costs will not increase in the future as the Company significantly expands its operations.(See previous three-month discussion of anticipated increased expenditures.)

         Interest and financing charges increased to $3,543,982 in the six months ended June 30, 1996 when compared to $95,920 in the same six month period 1995. This is attributable to a one time charge in the second quarter of $3,500,000 taken by the Company due to the conversion of three notes payable aggregating $250,000 into 750,000 shares of the Company's common stock. Consequently, the Company does not expect to report earnings for the year ending December 31, 1996 as a result of the imputed costs attributable to this conversion. However, net stockholder's equity was not impacted as the charge to expense was offset by a corresponding increase in paid in capital. In addition, there was no cash outlay associated with the conversion.

         The Company's operating results could be affected by a number of factors. They include the availability and cost of components, an unexpected inability to manage expenses relative to revenue growth, and an inability to anticipate downward price pressures. Also, there is the potential problem of competing with companies having significantly greater financial, technical, and market resources than the Company.

         A significant percentage of the Company's sales historically has occurred in the last month of a quarter. The ability of the Company to anticipate in advance the mix of customer orders and its ability to ship the necessary quantities of product near the end of a fiscal quarter, could result in material fluctuations in quarterly operating results.

         Finally, any shortfall in revenue or earnings from the level expected by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period. Moreover, it is possible the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a competitive industry marked by changing technology, which could result in volatility of the Company's common stock price.

Liquidity and Capital Resources

         Working capital, which consists primarily of cash and cash equivalents, trade receivables, and inventories, totaled $4,520,126 as of June 30, 1996 compared to a working capital deficiency of $1,045,300 at March 31, 1996. The increase in working capital was due to an initial public offering of the Company's common stock in May of 1996 from which the Company retired $825,461 in short term debt and accrued interest due to Advanced Technology Systems(ATS). Cash and cash equivalents totaling $5,014,646 consist primarily of over-night repurchase agreements. The Company believes the current level of cash should provide sufficient liquidity and working capital to fund its operations through the current year.

         Longer term cash requirements, other than normal operating expenses are anticipated for the development of new products, enhancements of existing products, financing anticipated growth, and the possible acquisitions of related businesses and technologies. The Company believes that existing cash will be sufficient to satisfy the anticipated cash requirements through the end of 1997. In the event that the Company has insufficient cash flow to meet its needs, the Company believes that proceeds from the exercise of 1,200,000 Class A warrants for $5.50 per share should more than make up the short fall. The warrants may be exercised during a four year period commencing May 29, 1997 unless redeemed by the Company. The Company , however, can make no assurances that investors would elect to exercise the warrants. Additionally, the Company is in the process of establishing credit lines with its primary lending institution.

Income Taxes

         The Company is organized as a C Corporation and pays income taxes based upon accrual based taxable income adjusted for differences in the timing of reporting certain expenses for tax and financial statement purposes. The Company's income taxes payable, if any, that may arise in the future may be offset by credits available for certain research and development expenditures incurred.

         As of December 31, 1995, the Company had a net operating loss carryforward available to offset future taxable income of approximately $450,000 available to offset future taxable income generated through 2009. In the event of a change in control of the Company, use of such carry forwards could be reduced.

Seasonality

         Based on its limited experience to date, the Company believes that its future operating results will not be subject to seasonal changes. Such effects, should they occur, may be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on From 8-K were filed during the quarter ended June 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   August 13, 1996


                              n-VISION, INC.
                              (Registrant)


                              /S/   Robert B. Hamilton
                              -------------------------------------------------
                              Robert B. Hamilton
                              Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)