Form 10QSB
period 1996-09-30
N-VISION INC
filed 1996-11-15
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

          (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 333-3098

                      ------------------------------------
                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)
                      ------------------------------------

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

                                 Yes (X) No ( )

     The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,445,000 on November 8, 1996.

                                   FORM 10-QSB
                                      INDEX

                                                                           PAGE
                                                                          ------
PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Report of Independent Accountants .............................   3

            Balance  Sheets as of September  30,
            1996 and December 31, 1995 ....................................   4

            Statements  of  Operations  For  the
            three  months and nine months  ended
            September  30,  1996  and  September ..........................   5
            30, 1995

            Statements of Cash Flows For the
            nine  months ended September 30, 1996
            and September 30, 1995 ........................................   6

            Notes to Financial Statements .................................   7

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations ....................................................   9

PART II     OTHER INFORMATION

   Item 6   Reports and Exhibits on Form 8-K12

            SIGNATURES ....................................................  13

Exhibit 27  Financial Data Schedule .......................................  14

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
n-Vision, Inc.

We have reviewed the accompanying balance sheet of n-Vision, inc. as of September 30, 1996, and the related statements of operations and cash flows for the three-month periods and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                        GRANT THORNTON LLP

Vienna, Virginia
November 5, 1996
                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                     September 30   December 31
                                                         1996           1995
                                                     ------------   -----------
                                                      (Unaudited)     (Audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                       $  4,200,368   $     6,088
     Accounts Receivable
          Trade                                           261,942       129,261
          Officer & Employee Travel Advances                3,024         6,600
     Inventories                                          655,851       497,088
     Prepaid Expenses                                      64,381         5,295
     Income Tax Refund Receivable                          17,389       101,363
                                                     ------------   -----------
                      Total Current Assets              5,202,955       745,695
PROPERTY AND EQUIPMENT                                    277,314        44,238
     (Net of Accumulated Depreciation)
OTHER ASSETS
     Organization Costs                                    43,933        53,978
          (Net of Accumulated Amortization)
                                                     ------------   -----------
                                                     $  5,524,202   $   843,911
                                                     ============   ===========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
   Current Maturities-Long Term Note Due ATS         $       --     $   160,000
   Line of Credit-ATS                                     630,606     1,071,023
   Bank Line of Credit                                       --          67,237
   Current Capital Lease Obligation                        20,853          --
   Accounts Payable                                       162,873       309,263
   Accrued Interest-ATS                                    42,503       253,445
   Accrued Salaries and Benefits                           71,870        41,053
   Deferred Revenue and Warranty Reserve                  161,580       111,284
                                                     ------------   -----------
                      Total Current Liabilities         1,090,285     2,013,305
NON-CURRENT LIABILITIES
   Note Payable-ATS                                          --         860,590
   Capital Lease Obligations                               33,048          --
                                                     ------------   -----------
                                                        1,123,333     2,873,895
STOCKHOLDER'S EQUITY
   Common Stock (.01 Par, 5,445,000
     Shares Outstanding)                                   54,450        30,000
   Common Stock Subscriptions
     and Notes Receivable                                (730,087)     (700,364)
   Paid in Capital                                     11,185,405       440,761
   Accumulated Deficit                                 (6,108,899)   (1,800,381)
                                                     ------------   -----------
                      Total Stockholder's Equity        4,400,869    (2,029,984)
                                                     ------------   -----------
                                                     $  5,524,202   $   843,911
                                                     ============   ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                      Three months ended          Nine months ended
                                         September 30                September 30
                                 -------------------------   -------------------------
                                      1996          1995          1996          1995
                                 -----------   -----------   -----------   -----------
                                         (unaudited)                 (unaudited)
Sales                            $   352,071   $   221,454   $   834,922   $   558,656
 Cost of Sales                       199,329       172,112       392,856       305,748
                                 -----------   -----------   -----------   -----------
     Gross Margin                    152,742        49,342       442,066       252,908

Operating Expenses
     General and Administrative      195,200       192,348       611,496       652,886
     Product Development             164,079       125,250       447,405       435,954
     Marketing and Sales             106,004        75,476       198,909       203,323
                                 -----------   -----------   -----------   -----------
Loss from operations                (312,541)     (343,732)     (815,744)   (1,039,255)

Interest and Financing                51,208       (51,336)   (3,492,773)     (147,255)
Expense(net)
                                 -----------   -----------   -----------   -----------
     Loss before income taxes       (261,333)     (395,068)   (4,308,517)   (1,186,510)

     Income Tax expense                 --            --            --            --
                                 -----------   -----------   -----------   -----------
     NET LOSS                    $  (261,333)  $  (395,068)  $(4,308,517)  $(1,186,510)
                                 ===========   ===========   ===========   ===========

Weighted average shares            5,445,000     3,229,201     4,501,185     3,178,759
outstanding
                                 ===========   ===========   ===========   ===========

Loss per Share                   $     (0.05)  $     (0.12)  $     (0.96)  $     (0.37)
                                 ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                 Nine months ended
                                                             -------------------------
                                                                 1996          1995
                                                             -----------   -----------
                                                             (Unaudited)   (Unaudited)
Cash Flows from operating activities
  Net Income (Loss)                                           (4,308,517)   (1,186,510)
  Adjustments to reconcile Net Income (Loss)
  to net cash used in operating activities
  Provision for conversion of convertible notes payable        3,500,000          --
    (See Note C)
  Provision for compensation for stockholder/officer              73,958       225,000
   contributed services
  Depreciation and amortization                                   36,950        70,803
  Accrued interest on stockholder's notes                        (29,723)      (22,292)
  Changes in assets and liabilities
   (Increase) Decrease in accounts receivable                   (129,105)      430,030
   (Increase) Decrease in inventories                           (188,003)     (283,360)
   (Increase) Decrease in prepaid expenses                       (59,086)       11,926
   (Increase) Decrease in Income Tax Refund Receivable            83,974          --
   (Decrease) Increase in accounts payable                      (111,388)      364,896
   (Decrease) Increase in accrued salaries and benefits           30,817             3
   (Decrease) Increase in Deferred Warranty and Warranty          50,296        (2,679)
     Warranty Reserve
   (Decrease) Increase in other accrued liabilities                 --          (2,573)
   Increase in Organization Costs                                   --         (20,253)
   Decrease in Income Taxes Payable                                 --        (119,000)
                                                             -----------   -----------
  Total Adjustments                                            3,258,690       652,503
                                                             -----------   -----------
  Net  cash used in operating activities                      (1,049,827)     (534,009)

Cash flows from investing activities
  Purchase of property and equipment                            (163,518)      (29,822)

Cash flows from financing activities
  Net Proceeds from (costs of) Initial Public Offering         6,160,133      (426,263)
  Payments of Capital Lease Obligations                          (13,322)         --
  Payments of Long Term Note to ATS                              (20,590)         --
  (Decrease) Increase in ATS line of credit                     (440,417)      748,193
  (Decrease) Increase in accrued interest                       (210,942)      169,946
  (Decrease) Increase in Bank Line of Credit                     (67,237)         --
                                                             -----------   -----------
  Net  Cash provided by in financing activities                5,407,625       491,876
                                                             -----------   -----------
    Net Increase (Decrease) in Cash                          $ 4,194,280   $   (71,955)
                                                             ===========   ===========

         Ending Cash Balance                                   4,200,368        10,060
      Beginning Cash Balance                                       6,088        82,015
                                                             -----------   -----------
                                                             $ 4,194,280   $   (71,955)
                                                             ===========   ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A    Interim Financial Statements

     The condensed financial statements for the three and nine month periods ended September 30, 1996 and September 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement, Form SB-2, declared effective on May 29, 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

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

Note C    Initial Public Offering

     On June 4, the Company completed an initial public offering of securities whereby net proceeds of approximately $6,160,133 were realized. The offering consisted of the sale of 1,495,000 shares of common stock for $5.00 per share and 1,380,000 Class A warrants for $0.15 per warrant. Each warrant entitles the holder to purchase a share of common stock for $5.50 per share during a four-year period commencing one year from the closing of the offering.

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

Note D    Commitments

     The Company has executed a lease which expands and extends the terms of its current lease for the property it currently occupies. The lease secures approximately 15,000 square feet for the Company's principal executive offices and facilities located at 7680 Old Springhouse Road, McLean, Virginia, 22102. The lease extends through February of 1999 for approximately $11,250 a month and contains a 3% escalation clause effective at the beginning of each year. The lease however has not been executed by the lessor as of the date of this report.

Note E    Related Party Transactions

     During the quarter ended September 30,1996, the Company sold one of its VR systems to Advanced Technology Systems, Inc. (ATS) for $41,757. The unit is for resale to the US Air Force through ATS's GSA schedule which was established when the Company was an operating division of ATS. The list price is discounted approximately 6.7% for products sold on this schedule. ATS is a McLean, Virginia, based information technology services company owned and operated by Delmar J. Lewis, the Chairman and Chief Executive Officer of the Company.

Item  2               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     n-Vision, Inc. ("Company"), a Delaware Corporation, designs, develops, manufactures, and markets state-of-the-art, proprietary virtual reality ("VR") products and systems for a variety of commercial, industrial, and military applications. The Company's VR products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, NASA Langley Research Center, Lockheed Martin, Silicon Graphics, Inc., U.K. Defense Research Establishment (Farnborough), Volvo, Volkswagen, Daimler-Benz, Thomson CSF, KPMG Peat Marwick, Rockwell international, The University of Illinois, and Raytheon among others.

     In August of 1996, the Company announced the introduction of the Datavisor 80, a wide field of view/high resolution head mounted display system, and was able to demonstrate a prototype in New Orleans during SIGGRAPH, a recognized industry trade show. The Company believes that the Datavisor 80 could significantly boost the Company's revenue and margins in the future and has orders to date for three systems with other customers expressing interest when production units are available in the fourth quarter. However, at this time the Company can make no assurances as to the success of this product.

     Some statements in this Management's Discussion and Analysis contain forward-looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products and rapid change in technology that may displace products sold by the Company; the highly competitive market in which the Company operates; the Company's dependence upon a limited number of suppliers for the availability of components used in it's products; fluctuations in the Company's quarterly results of operations and in the timing of orders from customers; and other risk factors listed from time to time in the Company's SEC filings including but limited to the SB-2 Registration Statement dated May 28, 1996.


Results of Operations

     Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995.
     For the quarter ended September 30 1996, the Company reported revenue $352,071 from the sale of 12 units of its VR products and systems, a 63% increase compared to the same period ended September 30, 1995 where the Company reported revenue of $221,454 from the sale of 4 units. The increase was primarily attributable to the delivery of the first production models of the Datavisor VGA and the Datavisor HiRes products. As of November 8, 1996, the Company had an order backlog of approximately $166,000.

     The Company's gross margin on sales increased to 44% in the third quarter 1996 from 23% in the third quarter 1995. The increase was due to an $80,000 charge taken in the third quarter 1995, to write down obsolete inventory and establish an allowance against future obsolescence making the gross margin not comparable from period to period. However, if not for this adjustment, the gross margin on sales would have decreased to 44% in the third quarter 1996 from 59% in the third quarter 1995. The pressure on margins is due to several reasons, one of which was the lowering of the list price of the Company's main product, the Datavisor HiRes, in response to competition. This coupled with increased sales of the Datavisor VGA, a lower priced/lower margin product, has strained margins and may continue to do so in the near future. Additionally, higher than anticipated production costs associated with the production of the new product lines have also put pressure on margins. The company believes these start-up costs to be short-term and should not significantly affect margins in the future whereas the price decrease of the Datavisor HiRes and growth in sales of the Datavisor VGA are ongoing in nature. However, the Company believes that the introduction of higher margin products such as the Datavisor 80, expected to be delivered in the fourth quarter, may help to boost margins. This, however, may be tempered to the extent that the product mix contains a higher or lesser volume of high margin products versus low margin products and whether or not the products are sold directly to end users or sold and discounted through distributors. The Company can make no determination at present as to the composition of the product mix in the future.

     Operating Expenses increased to $465,283 in the third quarter 1996 from $393,074 in the third quarter 1995. The increases were due primarily to increased development costs of the Datavisor 80 and increased marketing activities in the third quarter in the form of trade shows and advertising. The Company intends to increase funding for product development and marketing so as to remain competitive.

     Interest and financing income increased to $51,208 in the three months ended September 30, 1996 when compared to an expense of $51,336 in the three months ended September 30, 1995. This is the result primarily of the conversion of certain long term obligations into common stock and the retirement of other obligations with the proceeds from the Company's initial public offering of stock. The company should continue to maintain a favorable net interest margin in the near future until time as the remaining proceeds are fully invested in the Company's operations.

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.
     For the nine months ended September 30 1996, the Company reported revenue of $842,922 from the sale of 23 units of its VR products and systems, a 49% increase compared to the same nine month period ended September 30, 1995 where the Company reported revenue of $558,656 from the sale of 11 units. The increase was primarily attributable to delivery of the first pre-production units and production units of the Datavisor VGA in the second and third quarters respectively.

     The Company's gross margin on sales increased to approximately 53% in the nine months ended September 30, 1996 from 45% in the nine month period ended September 30, 1995. If not for the one time charge of $80,000 as discussed in the results of operations for the quarter ended September 30, 1996, the gross margin would have been 60% for the nine months ended September 30, 1995. This decline was particularly concentrated in the third quarter of the year for a number of reasons, including competition, product mix, and higher than anticipated production start-up costs of the new product lines. For further discussion and analysis see the results of operations for the quarter ended September 30, 1996.

     Operating expenses for the nine months ended September 30, 1996 decreased to $1,257,810 from $1,292,163 in the same nine month period in 1996. The decrease was primarily the result of lower general and administrative costs. The Company does not believe that this reflects an ongoing trend and fully expects such costs to increase as it expands and develops its business.

     Interest and financing charges increased to $3,492,773 in the nine months ended September 30, 1996 when compared to $147,255 in the same nine month period 1995. This is attributable to a one-time charge in the second quarter of $3,500,000 taken by the Company due to the conversion of three notes payable aggregating $250,000 into 750,000 shares of the Company's common stock. Consequently, the Company does not expect to report earnings for the year ending December 31, 1996 as a result of the imputed costs attributable to this conversion. However, net stockholder's equity was not impacted as the charge to expense was offset by a corresponding increase in paid in capital. In addition, there was no cash outlay associated with the conversion.

Liquidity and Capital Resources

     Working capital, which consists primarily of cash and cash equivalents, trade receivables, and inventories, totaled $4,141,910 as of September 30, 1996 compared to a working capital deficiency of $1,169,394 at December 31, 1995. The increase in working capital was due to an initial public offering of the Company's common stock in May of 1996 from which the Company retired $825,461 in short term debt and accrued interest due to Advanced Technology Systems, Inc.
(ATS). Cash and cash equivalents totaling $4,200,368 consist primarily of over-night repurchase agreements. The Company believes the current level of cash should provide sufficient liquidity and working capital to fund its operations through the current year.

     Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new products, enhancements of existing products, financing anticipated growth, and the possible acquisitions of related businesses and technologies. The Company believes that existing cash will be sufficient to satisfy the anticipated cash requirements at least through the end of 1997. In the event that the Company has insufficient cash flow to meet its needs, the Company believes that proceeds from the exercise of 1,200,000 Class A warrants for $5.50 per share should more than make up the shortfall. The warrants may be exercised during a four-year period commencing May 29, 1997 unless redeemed by the Company. The Company , however, can make no assurances that investors will elect to exercise the warrants. Additionally, the Company is in the process of establishing credit lines with its primary lending institution.

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

     As of December 31, 1995, the Company had a net operating loss carryforward available to offset future taxable income of approximately $370,000 available to offset future taxable income generated through 2009. In the event of a change in control of the Company, use of such carryforwards could be reduced.

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

No reports on From 8-K were filed during the quarter ended September 30, 1996.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   November 12, 1996


                               n-VISION, INC.
                               (Registrant)


                               /S/ Robert B.Hamilton
                               --------------------------------
                               Robert B. Hamilton
                               Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)