Form 10KSB
period 1996-12-30
N-VISION INC
filed 1997-03-28
CIK 940518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                          Commission File No. 000-28520

                                 n-VISION, INC.
                                 --------------
                (Name of Registrant as specified in its Charter)

                  Delaware                                  54-1741313
                  --------                                  ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

 7680 Old Springhouse Road, Madison Bldg., First Floor, McLean, Virginia 22102
               (Address of principal executive office) (Zip Code)

                 Registrant's Telephone Number: (703) 506-8808

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                Class A Warrants
                                (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                       Yes (X) No ( )

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B in this Form 10-KSB, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The Registrant's revenues for its most recent fiscal year (1996) were $1,095,894.

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,405,475.

         As of February 28, 1997, the Registrant had outstanding 5,312,625 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report") is incorporated by reference into
Part II and Part III of this Form 10-KSB. Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I
                                     ------
ITEM 1.  BUSINESS

         (a)       General.

                  (1) n-Vision, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 16, 1994. The Company designs, develops, manufactures and markets state-of-the-art, proprietary 3D immersive displays for use in advanced visualization applications.

                  (2) No material changes have occurred in the Company's mode of conducting business in the last three fiscal years.

         (b)       Description of Business.

         n-Vision, Inc., a Delaware corporation, was established in 1988 as a division of Advanced Technology Systems, Inc. (ATS), a McLean, Virginia information technology company. The Company was incorporated on September 16, 1994, and acquired all rights, title and interest in the Virtual Reality (VR) products and systems from ATS. The Company is a premier manufacturer of 3D Immersion Displays for use in advanced visualization applications. The Company registered the sale of its common stock and warrants to the public and became subject to the filing requirements of the Securities and Exchange Commission on May 28, 1996. Its corporate headquarters is located at 7680 Old Springhouse Road, First Floor, McLean, Virginia 22102, and its telephone number is 703-506-8808.

         The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. At the beginning of the 1996 fiscal year, the Company was focused on manufacturing and marketing the Datavisor 10x, a high performance Head Mounted Display (HMD). The Company completed and began marketing the second generation HMDs, the Datavisor HiRes and the Datavisor VGA. The Datavisor HiRes is an opto mechanical concept first used in the Datavisor 10x and offers additional features at a reduced cost. The Datavisor VGA also includes the new features and utilizes special electronics to address the lower resolution needs of the less powerful workstations and personal computers that operate in the VGA environment. The Company has also completed the development of the Virtual Binoculars, a hand-held display device available in both a high resolution format and a VGA format. This product appears to have a potential market in military and ship training systems.

         In the third quarter of 1996 the Company introduced the Datavisor 80, which maintains high resolution capability but offers an expanded field of view, up to 120 degrees. The first model was delivered to NASA in November 1996 and a second unit was delivered in early

January, 1997. The Company entered the under $10,000 market by announcing an agreement with Virtuality plc of England to resell an LCD-based HMD, called the Visette Pro, worldwide.

         The Company currently has 14 full-time employees and no part-time employees. The company is not unionized, and had one person depart the company in the past year. The company feels relations with its employees are good.

         The Company has developed its marketing in three areas. First, the products have been marketed through its reseller program in the international market. Division Ltd., Virtual Presence Ltd., both in England, and Virtual Reality Technologies Gmbh of Germany, have been engaged as resellers. In Japan, Solidray Co. Ltd. has been the company's representative and reseller. The company has sought representation overseas to reduce demonstration expenses and other marketing costs. Demonstrations are critical to success and maintaining relationships with organizations in Europe and Japan have been important in reaching these markets with timely responses. Each distributor is trained in the use of the Company's products.

         Second, the United States market has been characterized by direct selling and sales of the company's products to integrators that are using the products as a component of or in support of various programs. While corporate and educational sales have tended to be direct sales after demonstration, integrators often must have the products demonstrated or integrated for the final customer. The final customer has often been the U.S. Government.

         To execute the third marketing approach the company entered into an agreement with Virtuality Ltd. to resell their LCD product with a distributor mark-up, which performs modestly at a resolution of 640x480 pixels. The product offers a low end entrance for customers shopping on a price driven budget. The product sells for under $10,000, and all follow-up support is provided by the manufacturer. The Company views these customers as potential trade-up customers as their applications and products mature. The relationship also extends our product line into the next lower tier market. At present, the agreement does not transfer proprietary rights to the Company.

         The major suppliers for the Company's products are: Rank Brimar Ltd. of England, and Thomas Electronics Inc. for high resolution miniature cathode ray tubes. The supply had been critical in early 1996 and threatened to slow delivery of products, which led the Company to expand its sources of supply. Another important supplier is Apex Precision, Inc., a local company that supplies machined parts as required. The Company has excellent relationships with this supplier and expects no change in the relationship.

         The Company extends terms of net 30 days. Overseas sales are quoted in U.S. Dollars to reduce currency risk. The Company grants distributors a right to return products within limits. During the past fiscal year no products sold to distributors have been returned. Federal sales often take longer to collect due to the bureaucratic nature of the Federal Government and the extra approval channels usually encountered. All receivables due from the Federal Government have been collected.

         The Company's customers are diverse and none by itself is material to the company. Even the Federal Government is internally diverse with sales to the U.S. Navy, NASA, the Department of Energy, and the U.S. Air Force. The company has no contracts subject to renegotiation with the Federal Government.

         The Company is not required to obtain government approval for any of its products, and there are no restricting regulations concerning the products.

         The Company has entered the high-value immersive display market, which is dominated by emerging commercial uses of head-mounted displays in large corporations such as the automotive and aerospace industries and the U.S. Government. The use of the products has moved swiftly in the automotive industry as highly sophisticated ergonomic design models can be exercised using virtual driving and viewing. The aerospace market is divided into the military and civilian training applications for pilots and the design application market developing now as the automotive market developed in 1995 and 1996. The military services of Europe and the United States are experimenting with mission rehearsal systems and other training applications. The medical market is a high-value developing market, but embryonic. Inquiries are now being received as awareness of potential applications is being stimulated by virtual reality booths at medical conventions. Inquiries are being received now with explicit thoughts and applications. This market has potential as high resolution and quality are essential to success. Geographically, the markets in Europe and Japan are developing and evolving, with the European market ahead of the rest of the world. The Company has three distributors in Europe and two in Japan.

         The Company's major competitor for the high-end federal systems and military applications is Kaiser Electro-Optics, Inc. ("Kaiser"). Commercial competitors include Fakespace, Inc. and Virtual Research Systems Inc.

         In the Federal Government market, the Company can underprice Kaiser when it competes head-to-head or when it has the opportunity to compete. The size, history, and presence of Kaiser in the Federal Government market, and the military market in particular, make it a major competitor as it uses superior marketing resources to obtain long-term development and supply contracts. Kaiser also has developed many specialized products for the military market. This places the company at a disadvantage in this market, especially for custom products. The company can and does compete well head-to-head for HMD business and can dramatically undersell Kaiser for comparable quality. Federal employee awareness of the Company and its products is limited, and needs continuing sales and marketing emphasis.

         The Company competes in the commercial market but has limited resources to cover the market as direct sales through demonstration are usually needed due to the complexity and nature of the products. The Company has found that it can compete head-to-head successfully, offering superior quality at a competitive price. On the lower end price may cause some purchasers to select a dramatically less expensive product at half the price but with significant degradation in viewing quality. The Company signed a distribution agreement with Virtuality Inc. to market a low end display to cover this part of the market. The Company believes these customers will be a source of trade-up business if their applications develop successfully. This strategy is designed to shore up and address the customer base that is cost-driven. It is an area of the market that is perceived by management as being inadequately addressed. The Company's product warranty terms include a full one-year warranty against all defects and failure under normal usage.

ITEM 2.  DESCRIPTION OF PROPERTY

         (a) The Company leases approximately 15,000 square feet for its headquarters and operations in facilities located at 7680 Old Springhouse Road, Madison Bldg., First Floor, McLean, Virginia 22102. The lease term is three (3) years and will expire on February 29, 2000. The lease requires the Company to pay certain customary property taxes and operating expenses. The Company pays $9.00 per square foot for the leased space with a 3% rent increase per year.

         The Company subleases approximately 40.5% (approximately 6,071 square feet) of the space to two subtenants. The Company believes that its current and anticipated facilities needs are suitably met with this space and that the space is adequate for current operations and future growth.

         (b) The Company has made no real estate investments during the 1996 fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings and, to the best of its information, knowledge and belief, none is contemplated or has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the 1996 fiscal year.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a)     Market Information.

         The company's Common Stock and Class A Warrants have traded on the Nasdaq Stock Market Small Cap Market since May 29, 1996 under the symbols "NVSN" and "NVSNW" respectively. Prior to an initial public offering of Common Stock and Class A Warrants in May 1996, there had been no market for the company's Common Stock or Class A Warrants. On December 31, 1996 the stock closed at $0.8125 per share and the Warrants closed at $0.09375 per share. The table below shows the high and low trading prices by quarter for the Common Stock and Warrants during the 1996 fiscal year. On December 6, 1996, the Company's investment banker and underwriter of the Company's public offering was barred from the national exchanges and has since ceased making a market in the Company's securities. This event has had, and may have, an adverse effect on the Company's securities.


                         Common        Common
                         Stock          Stock        Warrants      Warrants
                      ----------------------------------------------------------
                          HIGH           LOW           HIGH           LOW
                          ----           ---           ----           ---
 First Quarter            N/A            N/A           N/A            N/A
 Second Quarter          10.00          7-1/2         3-1/8           3/4
 Third Quarter           7-7/8         3-1/16         3-1/2           1/2
 Fourth Quarter          7-7/8           1/4          3-1/2           3/32

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         (b)     Holders.

         As of February 28, 1997, there are approximately 24 holders of record of the Common Stock and 4 holders of record of the Warrants. Included in the number of holders of record are approximately 678 beneficial securities holders.

         (c)     Dividends.

         There was no dividend paid during the past two years. Holders of the company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The company does not anticipate the declaration or payment of any dividends in the foreseeable future. The company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the company's financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid by the company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information required by this Item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this Item is incorporated by reference to pages 3 through 12 of the Company's 1996 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" and the section captioned "Election of Directors" in the Company's 1997 Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Company's 1997 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Company's 1997 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section captioned "Election of Directors" in the Company's 1997 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         List of Exhibits.
         -----------------

         3(i)     Certificate of Incorporation of the Company.
         3(ii)    Bylaws of the Company.
         10       Material Contracts (listed in Exhibit Index)
         11*      Computation of per Share Earnings
         13*      Portions of 1996 Annual Report Incorporated By Reference
         24*      Consent of Grant Thornton
         27*      Financial Data Schedule

         *        Filed herewith.

         (a)      Exhibits.

         All exhibits are listed in the Exhibit Index, which is incorporated herein by reference.


         (b)      Reports on Form 8-K.

         The Company has filed no Forms 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

                                 n-VISION, INC.
                                 --------------
                                  (Registrant)

By:  /s/______________________________                    March 27, 1997
        Delmar J. Lewis
        Chairman of the Board
        Chief Executive Officer


Dated:  March 27 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 n-VISION, INC.
                                 --------------
                                  (Registrant)

By: /s/________________________________                Dated: March 27, 1997
        Claude H. Rumsey, Jr.
        Director

By: /s/________________________________                Dated: March 27, 1997
        Mao-Jin Chern, Ph.D.
        Director

By: /s/_______________________________                 Dated: March 27, 1997
        Robert B. Hamilton, C.P.A.
        Executive Vice President,
        Chief Financial Officer and Secretary
        Director

By: /s/_______________________________                 Dated: March 27, 1997
        Christopher J. Lewis
        President and Chief Operating Officer
        Director

By: /s/_______________________________                 Dated: March 27, 1997
        Delmar J. Lewis
        Chairman of the Board
        Chief Executive Officer

                                                                   EXHIBIT INDEX

                                 n-VISION, INC.

                             EXHIBITS TO FORM 10-KSB



Exhibit                                                                             Sequentially
Number                                Identification                               Numbered Page
-------                               --------------                               -------------
 3(i)       Certificate of Incorporation of the Company (incorporated by                N.A.
            reference to Exhibit 3.0 to the Registration Statement of the
            Company on Form SB-2 filed on April 2, 1996, Registration No.
            333-3098)

 3(ii)      By-Laws of the Company (incorporated by reference to Exhibit 3.2            N.A.
            to the Registration Statement of the Company on Form SB-2 filed on
            April 2, 1996, Registration No. 333-3098)

 10(1)      Employment Agreement, Delmar J. Lewis (incorporated by reference            N.A.
            to Exhibit 10.0 to Amendment No. 1 of the Registration Statement
            of the Company on Form SB-2 filed on April 19, 1996, Registration
            No. 333-3098)

 10(2)      Employment Agreement, Christopher J. Lewis (incorporated by                 N.A.
            reference to Exhibit 10.1 to Amendment No. 1 of the Registration
            Statement of the Company on Form SB-2 filed on April 19, 1996,
            Registration No. 333-3098)
 10(3)      Employment Agreement, Robert B. Hamilton, C.P.A. (incorporated by           N.A.
            reference to Exhibit 10.2 to Amendment No. 1 of the Registration
            Statement of the Company on Form SB-2 filed on April 19, 1996,
            Registration No. 333-3098)
 10(4)      Asset Purchase Agreement, dated November 1, 1994 (incorporated by           N.A.
            reference to Exhibit 10.3 of the Registration Statement of the
            Company on Form SB-2 filed on April 2, 1996, Registration No.
            333-3098)
 11.00      Statement re: Computation of earnings per share

 13.00      Portions of 1996 Annual Report Incorporated By Reference
 24.00      Consent of Grant Thornton LLP
 27.00      Financial Data Schedule
