Form 10QSB
period 1997-03-31
N-VISION INC
filed 1997-05-12
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number: 333-3098



                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware
(State or other jurisdiction of incorporation or          54-1741313
                 organization)                 (IRS Employer Identification No.)


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

                                Yes (X)   No ( )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,362,625 on March 31, 1997.

                                  FORM 10-QSB

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I                     FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Report of Independent Accountants      .........................  3

                           Balance  Sheets as of March 31, 1997
                           and December 31, 1996                  .........................  4

                           Statements  of  Operations  For  the
                           three  months  ended  March 31, 1997
                           and March 31, 1996                     .........................  5

                           Statements of Cash Flows For the
                           three months ended March 31, 1997 and
                           March 31, 1996.                        .........................  6

                           Notes to Financial Statements          .........................  7

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations .                           .........................  8

PART II                    OTHER INFORMATION

               Item 6      Reports and Exhibits on Form 8-K.      ......................... 11

                           SIGNATURES                             ......................... 12

PART I   FINANCIAL INFORMATION


Item 1            Financial Statements



                           ACCOUNTANT'S REVIEW REPORT


Board of Directors
n-Vision, Inc.

We have reviewed the accompanying balance sheet of n-Vision, Inc. as of March 31, 1997, and the related statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principals.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of n-Vision, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 18, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set for the in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet form which it has been derived.


                                                     /s/ Grant Thornton LLP
                                                     ________________________
                                                     GRANT THORNTON LLP


Vienna, Virginia
May  3, 1997
                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                          March 31          December 31
                                                                            1997                1996
                                                                       ----------------    ---------------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $        2,060,258  $        2,422,839
      Investments                                                          1,234,375           1,250,000
     Accounts Receivable                                                           -                   -
          Trade                                                              308,816             194,910
          Officer & Employee Travel Advances                                   3,673               1,943
          Interest Receivable                                                 26,953                   -
     Inventories                                                             718,421             716,590
     Prepaid Expenses                                                         37,605              48,731
     Income Tax Refund Receivable                                             17,389              17,389
                                                                       --------------    ----------------
                                           Total Current Assets            4,407,490           4,652,402

PROPERTY AND EQUIPMENT
     (Net of Accumulated Depreciation)                                       351,178             302,745

OTHER ASSETS
     Organization Costs  (Net of Accumulated Amortization)                    37,237              40,845
                                                                       --------------    ----------------
                                                                  $        4,795,905  $        4,995,732
                                                                       ==============    ================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
        Current Maturities --Note To ATS  & Accrued Interest      $          132,000  $          120,000
         Current Portion, Capital Lease Obligations                           22,278              21,554
         Accounts Payable                                                    139,346              52,131
   Accrued Salaries and Benefits                                              86,979              81,950
   Accrued Warranty Liability and Deferred Revenue                            53,281             144,114
                                                                       --------------    ----------------
                                      Total Current Liabilities              433,884             419,749

NON-CURRENT LIABILITIES
   Note Payable-ATS                                                          480,000             480,000
   Capital Lease Obligations                                                  21,429              27,334
                                                                       --------------    ----------------
                                                                             501,429             507,334

STOCKHOLDER'S EQUITY
   Common Stock                                                               53,126              53,126
   Common Stock Subscriptions and Notes Receivable                           (91,722)            (91,722)
    Securities revaluation                                                   (15,625)                  -
   Paid in Capital                                                        10,529,492          10,529,492
   Accumulated Deficit                                                    (6,614,678)         (6,422,247)
                                                                       --------------    ----------------
Total Stockholder's Equity                                                 3,860,593           4,068,649
                                                                       --------------    ----------------
                                                                  $        4,795,906  $        4,995,732
                                                                       ==============    ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                               Three Months ended
                                                    March 31
                                          ------------------------------
                                              1997             1996
                                          --------------    ------------
                                                   (unaudited)

Sales                                  $       628,871  $         256,753
Cost of Sales                                  334,386             98,298
                                          -------------    ---------------
     Gross Margin                              294,485            158,455

Operating Expenses
     General and Administrative                315,591            168,016
     Product Development                        94,018            141,586
     Marketing and Sales                       119,855             25,646
                                          -------------    ---------------
Loss from operations                          (234,979)          (176,793)

Interest Income                                 56,114                  -
Interest  Expense                              (13,566)           (44,032)
                                          -------------    ---------------
Loss before income taxes                      (192,431)          (220,825)
Income Tax Benefit                                   0                  0
                                          -------------    ---------------
     NET LOSS                          $      (192,431) $        (220,825)
                                          =============    ===============

Weighted average shares
outstanding                                  5,362,625          3,750,000
                                          =============    ===============

Loss per Share                         $          (.04) $            (.06)
                                          =============    ===============


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              Three months ended
                                                                      -----------------------------------
                                                                       Mar 31 1997          Mar 31 1996
                                                                      ---------------     ---------------
                                                                       (Unaudited)          (Unaudited)
Cash Flows from operating activities
   Net Income (Loss)                                                       (192,431)            (220,825)
   Provision for contributed services                                             -               78,125
   Depreciation and amortization                                             45,076                6,697
   Accrued interest on stockholder's notes                                        -              (11,146)
    Loss on Disposal of Fixed Assets                                          5,816                    -
   Changes in assets and liabilities                                              -                    -
     (Increase) decrease in accounts receivable                            (113,906)             (47,316)
     (Increase) Decrease in inventories                                      (1,832)             (32,015)
     (Increase) increase in prepaid expenses                                 11,126                  (22)
     (Decrease) Increase in accrued interest                                (26,953)            (226,115)
     (Decrease) Increase in accounts payable                                 87,215              (76,590)
     (Decrease) Increase in accrued salaries and benefits                     5,029               (1,844)
     (Decrease) Increase in other accrued liabilities                        (1,730)              52,621
     (Increase) Decrease in Deferred Revenue & Warranty Res.                (90,833)              47,274
     (Decrease) Increase in net cash used in investing
        activities                                                           12,000                    -
                                                                     ---------------     ----------------
          Total Adjustments                                                 (68,992)             (33,448)
                                                                     ---------------     ----------------
          Net cash used in operating activities                            (261,423)            (254,313)

Cash flows form investing activities
     Purchase of property and equipment                                     (95,977)              (3,780)
     Capital Lease                                                           (5,181)                   -
                                                                     ---------------     ----------------
         Net cash used in investing activities                             (101,158)              (3,780)

Cash flows from financing activities
     (Decrease) Increase in ATS line of credit                                    -              107,731
     (Decrease) Increase in Bank Line of Credit                                   -               48,397
     Proceeds From Convertible Notes Payable                                      -              250,000
                                                                     ---------------     ----------------
                    Net Cash provided by financing activities                     -              406,128
                                                                     ---------------     ----------------
         Net Increase (Decrease) in Cash and Cash Equivalents   $          (362,581) $           148,035
                                                                     ===============     ================

                                       Beginning Cash Balance             2,422,839                6,088
                                                                     ---------------     ----------------
                                         Ending Cash Balance    $         2,060,258  $           154,123
                                                                     ===============     ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A            Interim Financial Statements

         The condensed financial statements for the three month period ended March 31, 1997 and March 31, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders, for the period ending December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

Item  2           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Some statements in this Management's Discussion and Analysis contain forward looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products and rapid change in technology that may displace a product sold by the Company; the highly competitive market, the Company's dependence upon a limited number of suppliers for product components, fluctuation in the Company's quarterly results of operations due to the timing of orders from customers; and other risk factors listed in the company's SEC filings including, but not limited to, the SB-2 Registration Statement dated May 28, 1996, The 10-KSB for the year ended December 31, 1996, and the Annual Report to Shareholders for December 31, 1996.


General

         n-Vision, Inc. ("Company"), a Delaware Corporation, designs, develops, manufactures, and markets state-of-the-art, proprietary 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, U.S. Navy, NASA Langley Research Center, University of Illinois, Iowa State University, Lockheed Martin, Inc., Silicon Graphics, Inc., UK Defense Research Establishment (Farnborough), Volvo, Volkswagen, Daimler-Benz, BMW, Thomson CSF, KPMG Peat Marwick, and Raytheon among others.


Results of Operations

         Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996. For the Quarter ended March 31, 1997, the Company reported revenue of
$628,871 from the sale of 11 units of its VR products and systems, a 145% increase compared to the same period ended March 31, 1996 where the Company reported revenue of $256,753 from the sale of 4 units. The increase was primarily attributable to the delivery of the second order for two production units of the Datavisor 80 and four units of the Datavisor HiRes. In addition, the Company delivered its first DV-4 unit which was a result of the December 1996 marketing agreement with Virtuality Ltd. of England. As of May 1, 1997, the Company had a backlog of delivered and undelivered orders and services of approximately $340,000.
         The Company's gross margin on sales decreased to 47% in the first quarter 1997 from 62% in the first quarter 1996. The first quarter 1997 margin is not fully comparable to the first quarter 1966 margin but is more comparable to the full 1996 year margins which were 43%. The Company believes that the introduction of the Datavisor-80, a high margin product will tend to stabilize margins. This however may be tempered to the extent that the product mix contains a higher or lesser volume of high margin products versus low margin products and whether or not the products are sold directly to end users or sold and discounted through the Company's increasing number of distributors. The Company can make no determination at present as to the composition of the product mix in the future. For a detailed discussion of volatility see the Annual Report to Shareholders for 1996.
         Operating Expenses increased to $529,464 in the first quarter of 1997 from $335,248 in the first quarter of 1996, or 58%. General and Administrative expenses increased from $168,018 in the first quarter of 1996 to $315,951, or 88% in the first quarter of 1997 with increases in audit, insurance, and executive costs. These costs are base infrastructure costs of being a public company. The Company believes these costs will grow far slower than other costs as revenue rises. Marketing and Sales costs rose from $25,646 in the first quarter 1996 to $119,855 in the first quarter 1997 as the Company promoted four new products and is seeking to strategically position its products as the immersive display market develops. Additional marketing costs are expected as the Company continues sales development efforts. Research and Development costs declined in the first quarter of 1997 to $94,018 from $141,586 in the first quarter of 1996. This occurred due to the increased funding by customers for custom applications of the Company's technology and products. Management expects R&D to stabilize as the Company seeks development support directly from customers for R&D.
         Net interest earned increased to $42,548 in the first quarter of 1997 when compared to an expense of $44,032 in the first quarter of 1996. This is attributable to significant funds remaining from the public offering being held for development and acquisitions. The Company expects net interest to remain positive for the next year.
         The Company's operating results could be affected by a number of factors. They include the availability and cost of components, an unexpected inability to manage expenses relative to revenue growth, and an inability to anticipate downward price pressures. Also, there is the potential problem of competing with companies having significantly greater financial, technical, and market resources than the Company.
         A significant percentage of the Company's sales historically has occurred in the last month of a quarter. The ability of the Company to anticipate in advance the mix of customer orders and its ability to ship the necessary quantities of product near the end of a fiscal quarter could result in material fluctuations in quarterly operating results.
         Finally, any shortfall in revenue or earnings from the level expected by securities analysts could have an immediate and significant effect on the trading price of the Company's common stock in any given period, especially with the demise of Stratton Oakmont, Inc. the Company investment banker for the IPO. Moreover, it is possible the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a competitive industry marked by changing technology, which could result in volatility of the Company's common stock price.


Liquidity and Capital Resources

         Working capital, which consists primarily of cash and cash equivalents, trade receivables, and inventories, totaled $4,321,871 as of March 31, 1997 compared to a working capital deficiency of $1,045,300 at March 31, 1996. The increase in working capital was due to an initial public offering of the Company's common stock in May of 1996 from which the Company retired $825,461 in short term debt and accrued interest due to Advanced Technology Systems(ATS). Cash and cash equivalents totaling $3,293,399 consists primarily of over-night repurchase agreements and investment grade instruments. The Company believes the current level of cash should provide sufficient liquidity and working capital to fund its operations through the current year.
         Longer term cash requirements, other than normal operating expenses are anticipated for the development of new products, enhancements of existing products, financing anticipated growth, and the possible acquisitions of related businesses and technologies. The Company believes that existing cash will be sufficient to satisfy the anticipated cash requirements through the end of 1997. In the event that the Company has insufficient cash flow to meet its needs, the Company believes that proceeds from the exercise of 1,380,000 Class A warrants for $5.50 per share should more than make up the short fall. The warrants may be exercised during a four year period commencing May 29, 1997 unless redeemed by the Company. The Company, however, can make no assurances that investors would elect to exercise the warrants.


Income Taxes

         The Company is organized as a C Corporation and pays income taxes based upon accrual based taxable income adjusted for differences in the timing of reporting certain expenses for tax and financial statement purposes. The Company's income taxes payable, if any, that may arise in the future may be offset by credits available for certain research and development expenditures incurred.
         As of December 31, 1996, the Company had a net operating loss carry forward available to offset future taxable income of approximately $1,450,000 available to offset future taxable income generated through 2010. In the event of a change in control of the Company, use of such carry forwards could be reduced.


Seasonality

         Based on experience to date, the Company believes that its future operating results will not be subject to seasonal changes. Such effects, should they occur, may be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can continue to be significantly expanded.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on From 8-K were filed during the quarter ended March 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   May 9, 1997


                              n-VISION, INC.
                              (Registrant)




                              /s/  Robert B. Hamilton
                              _________________________________________________
                              Robert B. Hamilton
                              Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)