Form 10-Q
period 1997-06-30
N-VISION INC
filed 1997-08-14
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28520


          ------------------------------------------------------------
                                 n-VISION, INC.
             (Exact name of registrant as specified in its charter)
          ------------------------------------------------------------


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

                            Yes ( X )     No (   )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,293,673 on August 11, 1997.

                                   FORM 10-QSB
                                      INDEX

                                                                          PAGE
                                                                       ---------
PART I                     FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Report of Independent Accountants..............  3

                           Balance  Sheets as of June 30,  1997
                           and December 31, 1996..........................  4

                           Statements  of  Operations  For  the
                           three  months and six  months  ended
                           June 30, 1997 and June 30, 1996................  5

                           Statements of Cash Flows For the six
                           months ended June 30, 1997 and June 30,
                           1996...........................................  6

                           Notes to Financial Statements..................  7

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.....................................  8

PART II                    OTHER INFORMATION

               Item 6      Reports and Exhibits on Form 8-K............... 11

                           SIGNATURES..................................... 12

Exhibit        27          Financial Data Schedule........................ 14

PART I   FINANCIAL INFORMATION
------------------------------


ITEM 1            FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
n-Vision, Inc.

We have reviewed the accompanying balance sheet of n-Vision, inc. as of June 30, 1997, and the related statements of operations and cash flows for the three-month periods and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                       GRANT THORNTON LLP

Vienna, Virginia

August 5, 1997
                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                          June 30          December 31
                                                                            1997                1996
                                                                       ----------------    ---------------
                                                                         (Unaudited)         (Audited)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $1,231,657          $2,422,839
     Investments                                                           1,242,187           1,250,000
     Accounts Receivable
          Trade                                                              630,332             194,910
          Interest Receivable                                                 44,922                   -
          Officer & Employee Travel Advances                                   5,273               1,943
     Inventories                                                             592,530             716,590
     Prepaid Expenses                                                         82,046              48,731
     Income Tax Refund Receivable                                             17,389              17,389
                                                                       --------------    ----------------
                                           Total Current Assets            3,846,336           4,652,402

PROPERTY AND EQUIPMENT                                                       556,945             302,745
     (Net of Accumulated Depreciation)

OTHER ASSETS
     Organization Costs                                                       33,889              40,585
          (Net of Accumulated Amortization)
                                                                       --------------    ----------------
                                                                          $4,437,170          $4,995,732
                                                                       ==============    ================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current Maturities-Long Term Note Due ATS                              $  120,000          $  120,000
   Current Capital Lease Obligation                                           23,026              21,554
   Accounts Payable                                                           73,594              52,131
   Accrued Salaries and Benefits                                             107,638              81,950
   Deferred Revenue and Warranty Reserve                                      85,337             144,114
                                                                       --------------    ----------------
                                      Total Current Liabilities              409,595             419,749

NON-CURRENT LIABILITIES
   Note Payable-ATS                                                          420,000             480,000
   Capital Lease Obligations                                                  15,326              27,334

COMMITENTS AND CONTINGENCIES                                                       -                   -

STOCKHOLDER'S EQUITY
   Common Stock ( .01 Par, 5,445,000 Shares Outstanding)                      52,937              53,126
   Common Stock subscriptions and notes receivable                                 -             (91,722)
    Securities Revaluation                                                    (7,813)                  -
   Paid in Capital                                                        10,442,007          10,529,492
   Accumulated Deficit                                                    (6,894,882)         (6,422,247)
                                                                       --------------    ----------------
                                     Total Stockholder's Equity            3,592,249           4,068,649
                                                                       --------------    ----------------
                                                                          $4,437,170          $4,995,732
                                                                       ==============    ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                            Three months ended                        Six months ended
                                                 June 30                                   June 30
                                       -----------------------------            ------------------------------
                                           1997            1996                     1997             1996
                                       -------------    ------------            --------------    ------------
                                               (unaudited)                               (unaudited)
Sales                                   $  623,297       $   226,099              $1,252,168      $   482,852
Cost of Sales                              363,613            95,230                 697,999          193,528
                                       -------------    -------------           -------------    -------------
     Gross Margin                          259,684           130,869                 554,169          289,324

Operating Expenses
     General and Administrative            327,013           248,280                 642,604          416,295
     Product Development                   103,139           141,740                 197,157          283,326
     Marketing and Sales                   136,677            67,258                 256,532           92,904
                                       -------------    -------------           -------------    -------------
Loss from operations                      (307,145)         (326,409)               (542,124)        (503,201)

Non-Operating Income
     (Expense)
Interest Income                             40,334            19,079                  96,449           19,079
Interest Expense                           (13,393)          (19,029)                (26,960)         (63,061)
Interest Expense-Bridge                          -        (3,500,000)                      -       (3,500,000)
     Financing
                                       -------------    -------------           -------------    -------------
Loss before income taxes                  (280,204)       (3,826,359)               (472,635)      (4,047,183)

     Income Tax expense                          -                 -                       -                -
                                       -------------    -------------           -------------    -------------
NET LOSS                                $ (280,204)      $(3,826,359)             $ (472,635)     $(4,047,183)
                                       =============    =============           =============    =============

Weighted average shares                 $5,293,674         4,308,556               5,303,150        4,029,278
outstanding
                                       =============    =============           =============    =============

Loss per Share                          $     (.05)      $      (.89)             $     (.09)     $     (1.00)
                                       =============    =============           =============    =============


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.

                            STATEMENTS OF CASH FLOWS

                                                                               Six months ended
                                                                       ----------------------------------
                                                                            1997               1996
                                                                       --------------    ----------------
                                                                        (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                     (472,635)         (4,047,183)
  Adjustments to reconcile Net Income (Loss) to net cash used in operating activities
     Depreciation and amortization                                         72,335              22,530
     Loss on Disposal of Fixed Assets                                      19,946                   -
Provision for Conversion of notes receivable                                    -           3,500,000
     Provision for compensation for stockholder/officer                         -              73,958
Contributed services

Accrued Interest on Stockholder's notes                                         -              22,530
   Changes in assets and liabilities
     (Increase) Decrease in accounts receivable                          (435,422)             22,356
     (Increase) Decrease in inventories                                     6,438            (106,837)
     (Increase) Decrease in prepaid expenses                              (33,315)                  -
     (Increase) Decrease in Employee Travel Advances                       (3,330)                  -
     (Increase) Decrease in Interest Receivable                           (44,922)            (84,135)
     (Decrease) Increase in accounts payable                               21,463             173,001
     (Decrease) Increase in accrued salaries and benefits                  25,688              37,486
     (Decrease) Increase in Deferred Warranty and                         (58,777)             52,621
           Warranty Reserve
                                                                     --------------    ----------------
          Total Adjustments                                              (429,896)          3,442,573
                                                                     --------------    ----------------
          NET CASH USED IN OPERATING ACTIVITIES                          (902,531)           (604,610)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                  (231,406)            (18,644)
     Proceeds from sale of Fixed Assets                                     9,243                   -
                                                                     --------------    ----------------
          NET CASH USED IN INVESTING ACTIVITIES                          (222,163)            (18,644)

CASH FLOWS FROM FINANCING ACTIVITIES
     Receipt of Subscriptions Receivable                                    4,048                   -
     Payments of Capital Lease Obligations                                (10,536)                  -
     Payment of Long Term Note to ATS                                     (60,000)                  -
     (Decrease) Increase in ATS line of credit                                  -            (461,084)
     (Decrease) Increase in Bank Line of Credit                                 -             (67,237)
     Proceeds from Initial Public Offering                                      -           6,160,133
                                                                     --------------     ----------------
          NET  CASH PROVIDED BY FINANCING ACTIVITIES                      (66,488)          5,631,812
                                                                     --------------     ----------------
                                NET INCREASE (DECREASE) IN CASH   $    (1,191,182)   $      5,008,558
                                                                     ==============     ================

                                            Ending Cash Balance         1,231,657           5,014,646
                                         Beginning Cash Balance         2,422,839               6,088
                                                                     --------------     ----------------
                                                                  $    (1,191,182)   $      5,008,558
                                                                     ==============    =================

Cash Paid for:

          Interest                                                $        26,960    $        289,176
                                                                     ==============    ================
          Income Taxes                                            $             -    $              -
                                                                     ==============    ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE A            INTERIM FINANCIAL STATEMENTS

         The condensed financial statements for the three and six month periods ended June 30, 1997 and June 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

         In preparing financial statements in conformity with generally accepted accounting principals management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B            RELIANCE ON MAJOR CUSTOMERS AND RELATED PARTY TRANSACTIONS

         For the six months ended June 30, 1997 revenue derived from two customers amounted to approximately 24% and 13% of the Company's revenue. For the three months ended June 30, 1997 revenue derived from two customers amounted to approximately 48% and 18% of the Company's revenue. As of June 30, 1997, receivables from these two customers accounted for approximately 35% and 17% respectively of all trade receivables.

         For the six months ended June 30, 1997, revenue of approximately $47,000 was derived from Advanced Technology Systems, a company principally owned and controlled by a stockholder and officer of the Company.

ITEM  2           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements in this Management's Discussion and Analysis contain forward looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products, rapid change in technology that may displace products sold by the Company; the highly competitive market in which the Company operates, dependence upon a limited number of suppliers for product components, fluctuation in the Company's quarterly results of operations due to the timing of orders from customers, and other risk factors listed in the Company's SEC filings including but not limited to the SB-2 Registration Statement dated 28 May, 1996 and the Annual report to Shareholders for the year ended December 31, 1996.

GENERAL

         n-Vision, Inc. ("Company"), a Delaware Corporation, designs, develops, manufactures, and markets state of the art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, U.S. Navy, NASA, University of Illinois, Iowa State University, Lockheed Martin, Inc. Silicon Graphics, Inc., UK Defense Establishment, Volvo, Volkswagen, Daimler Benz, BMW, Thomson CSF, KPMG Peat Marwick, Horizon Entertainment, The Walt Disney Company, and Raytheon, among others.

RESULTS OF OPERATIONS

         QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996.

         For the quarter ended June 30 1997, the Company reported revenue $623,297 from the sale of 16 units of its display systems, a 175% increase compared to the same period ended June 30, 1996 where the Company reported revenue of $226,099 from the sale of 7 units. The increase was due primarily to a development contract to deliver 6 prototypes to a "Fortune 500" entertainment company and was completed in June of this year. The Company is currently seeking a production agreement as a result of this effort which would extend into 1998 and possibly beyond should the Company be awarded the production contract. Furthermore, the Company expects an extension of the prototype work prior to a production contract. As of July 31, 1997, the Company had an order backlog of approximately $350,000. This includes an order of 16 units of a custom sighting device to be used in a training program by the U.S. Army Artillery. This is the first order for a program that calls for a total of 101 units over four years. However, future years are not assured of funding by the US Government, despite initiation of the program.

         The Company's gross margin on sales decreased to 44% in the second quarter 1997 from 58% in the second quarter 1996. The gross margin is not fully comparable from the interim periods in 1997 when compared to those reported during the same periods in 1996. This is due to extreme fluctuations in margins reported during 1996, which were the result of new products, coming on-line at relatively small volumes. However, as production and sales volumes have increased, margins appear to be stabilizing in the 43% to 48% range. The gross margins for the year ended December 31, 1996 and for the first and second quarters in 1997 were 43%, 47% and 44% respectively. The gross margins may change in the future as new products are moved into production and production levels increase. However, the Company can make no assurances that it can maintain or improve gross margins in the future.

         Operating expenses increased to $566,829 in the three month ended June 30, 1997 from $457,278 in the three months ended June 30, 1996. This increase was due primarily to increased general and administrative costs as well as increased costs for marketing and sales. Increased general and administrative costs were the result of building the infrastructure to support the anticipated growth of the Company. Included in these costs were additional staffing and development of information systems. Marketing and sales expenses increased primarily due to an aggressive effort on the part of the Company to promote and position its products in the market. This includes increased advertising in trade journals and an increased presence at industry trade functions. The Company expects to continue to increase funding for marketing in the future as sales staff is increased in order to continue to expand the market for its products. Product development costs decreased in the second quarter 1997 when compared to the same period in the 1996. This was due to product research expenses being funded by customer's requiring customized systems for entertainment and training as previously noted.

         For the three months ended June 30, 1997, the Company had a positive net interest margin of $26,941 which helped to partially offset the loss from operations for the quarter. This was the result of interest income derived from funds raised in the Company's initial public offering and invested in interest bearing securities. In the same three month period ending June 30, 1996, the Company's net interest margin was not material after adjusting for a one time non-cash charge in connection with bridge financing prior to the Company's Initial Public Offering.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

         For the six months ended June 30, 1997, the Company reported revenue of $1,252,168 on from the sale of 27 units of its display systems, a 159% increase compared to the same six month period ended June 30, 1996 when the Company reported revenue of $482,852 from the sale of 11 systems. Revenue for the six month period included delivery of six units relating to a prototype development contract for a "Fortune 500" entertainment company previously mentioned in the discussion of operations for the three month period. As of July 31, 1997, the Company had an order backlog of approximately $350,000. This includes an order of 16 units of a custom-sighting device to be used in a training program by the U.S. Army Artillery. This is the first order for a program that calls for a total of 101 units over four years. However, future years are not assured of funding by the US Government, despite initiation of the program.

         Gross margins decreased to 44% for the six-month period ended June 30, 1997 when compared to a gross margin of 60% reported for the same six-month period in 1996. The gross margins are not necessarily comparable, as previously mentioned, due to wide fluctuations in 1996 but are significantly more comparable to 1996 as a whole, as well as the first and second quarter results for 1997 where gross margins were 43%, 47% and 44% respectively. Factors that have contributed to fluctuating margins include product mix, production volume and discounting to distributors. Although margins appear to be stabilizing, there can be no assurances that this trend will continue.

         Operating expenses for the six months ended June 30, 1997 increased to $1,096,293, a 38% increase when compared to operating expenses of $792,525 reported in the same period in 1996. The increase primarily due to increased administrative costs needed to support the anticipated growth of the Company as well as increased funding for marketing and sales in order to promote the new product lines. This was partially offset by decreased product development costs because of customer financed development for custom applications of the Company's products in the entertainment market.

         For the six months ended June 30, 1997, the Company had a positive net interest margin of $69,489. This was the result of interest income derived from funds raised in the Company's initial public offering and invested in interest bearing securities. In the same six month period ending June 30, 1996, the Company had a negative net interest margin of $43,982 after adjusting for a one time non-cash charge in connection with bridge financing prior to the Company's Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists primarily of cash and cash equivalents, investment grade securities, trade receivables, and inventories, totaled $3,436,741 compared to working capital of $4,232,653 at December 31, 1996. Cash and cash equivalents totaling $1,231,657 consist primarily of over-night repurchase agreements. For the six months ended June 30, 1997, the Company has principally used cash in its operations. The principal uses of cash in the first six months of 1997 include purchases of fixed assets needed to expand the productive capacity of the Company due to an increasing number of products and an associated growth in sales. Additionally, an increase in accounts receivable was experienced in 1997 as a result of increased sales volume. The Company believes the current level of cash should provide sufficient liquidity and working capital to fund its operations through the current year.

         Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, enhancements of existing products, financing anticipated growth, and the possible acquisitions of related businesses and technologies. The Company believes that existing cash will be sufficient to satisfy the anticipated cash requirements at least through the end of 1997 and into 1998, barring a major acquisition. In the event that the Company has insufficient cash flow to meet its needs, the Company believes that proceeds from the exercise of 1,200,000 Class A warrants for $5.50 per share should more than make up the shortfall. The warrants may be exercised during a four-year period commencing May 29, 1997 unless redeemed by the Company. The Company , however, can make no assurances that investors will elect to exercise the warrants or that the required conversion price can be reached. Until operations improve, and the Company obtains additional underwriting support to replace Stratton Oakmont, Inc., The Company's ability to generate proceeds from the conversion may be affected. Stratton Oakmont, Inc., the principal market maker and underwriter of the Company's securities, was barred from the exchange on December 6, 1996. Additionally, the Company is in the process of establishing credit lines with its primary lending institution.

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

         As of December 31, 1996, the Company had a net operating loss carryforward available to offset future taxable income of approximately $1,495,000 available to offset future taxable income generated through 2010. The deferred tax asset associated with these tax benefits has been fully reserved in the Company's financial statements because of uncertainty surrounding future profitability. In the event of a change in control of the Company, use of such carryforwards could be reduced.

SEASONALITY

         Based on its limited experience to date, the Company believes that its future operating results will not be subject to seasonal changes. Such effects, should they occur, might be apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded.

PART II  OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   August 11, 1997

                                       n-VISION, INC.
                                       (Registrant)

                                       /s/  Robert B. Hamilton
                                       ----------------------------------
                                       Robert B. Hamilton
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)