Form 10QSB
period 1997-09-30
N-VISION INC
filed 1997-11-13
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28520

         ==============================================================
                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)
         ==============================================================

                  Delaware                               54-1741313
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                                Yes (X)     No ( )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,293,673 on October 24, 1997.

                                   FORM 10-QSB
                                      INDEX

                                                                      PAGE
                                                                      ----


PART I                     FINANCIAL INFORMATION

               Item 1.     Financial Statements

                           Report of Independent Accountants........... 3

                           Balance  Sheets as of September  30,
                           1997 and December 31, 1996.................. 4

                           Statements  of  Operations  For  the
                           three  months and nine months  ended
                           September  30,  1997  and  September
                           30, 1996.................................... 5

                           Statements of Cash Flows For the nine
                           months ended September 30, 1997 and
                           September 30, 1996.......................... 6

                           Notes to Financial Statements............... 7

               Item 2.     Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.................................. 8

PART II                    OTHER INFORMATION

               Item 6      Reports and Exhibits on Form 8-K............11

                           SIGNATURES..................................12

Exhibit        27          Financial Data Schedule.....................14

PART I   FINANCIAL INFORMATION
------------------------------

ITEM 1   FINANCIAL STATEMENTS

                           ACCOUNTANT'S REVIEW REPORT

Board of Directors
n-Vision, Inc.

We have reviewed the accompanying balance sheet of n-Vision, inc. as of September 30, 1997, and the related statements of operations and cash flows for the three-month periods and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

                                          GRANT THORNTON LLP

Vienna, Virginia
October 24, 1997
                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                        September 30        December 31
                                                                            1997                1996
                                                                       ----------------    ---------------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                          $  1,100,615        $  2,422,839
     Investments                                                           1,246,875           1,250,000
     Interest Receivable - Investments                                        62,891                   -
     Accounts Receivable
          Trade                                                              559,342             194,910
          Officer & Employee Travel Advances                                   3,931               1,943
     Inventories                                                             488,666             716,590
     Prepaid Expenses                                                         66,842              48,731
     Income Tax Refund Receivable                                              1,919              17,389
                                                                        ------------        ------------
                                           Total Current Assets            3,531,081           4,652,402

PROPERTY AND EQUIPMENT                                                       626,665             302,745
     (Net of Accumulated Depreciation)

OTHER ASSETS                                                                  30,541              40,585
                                                                        ------------        ------------
                                                                        $  4,188,287        $  4,995,732
                                                                        ============        ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current Maturities- Note Payable - ATS                               $    130,800        $    120,000
   Current Capital Lease Obligation                                           23,799              21,554
   Accounts Payable                                                           42,559              52,131
   Accrued Salaries and Benefits                                             108,674              81,950
   Deferred Revenue and Warranty Reserve                                      92,833             144,114
                                                                        ------------        ------------
                                      Total Current Liabilities              398,665             419,749

NON-CURRENT LIABILITIES
   Note Payable-ATS                                                          420,000             480,000
   Capital Lease Obligations                                                   9,017              27,334

COMMITENTS AND CONTINGENCIES                                                       -                   -

STOCKHOLDER'S EQUITY
   Common Stock ( .01 Par, 5,293,673 Shares Outstanding)                      52,937              53,126
   Common Stock subscriptions and notes receivable                                 -             (91,722)
    Investment Revaluation                                                    (3,125)                  -
   Paid in Capital                                                        10,442,007          10,529,492
   Accumulated Deficit                                                    (7,131,214)         (6,422,247)
                                                                        ------------        ------------
                                    Total Stockholder's Equity            3,360,605           4,068,649
                                                                        ------------        ------------
                                                                        $  4,188,287        $  4,995,732
                                                                        ============        ============

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS


                                            Three months ended                        Nine months ended
                                               September 30                             September 30
                                       -----------------------------            ------------------------------
                                           1997            1996                     1997             1996
                                       -------------    ------------            --------------    ------------
                                               (unaudited)                               (unaudited)
Sales                                  $  631,796       $   352,071             $1,883,964        $   834,922
Cost of Sales                             308,454           199,329              1,006,453            392,856
                                       ----------       -----------             ----------        -----------
     Gross Margin                         323,342           152,742                877,511            442,066

Operating Expenses
     General and Administrative           312,169           195,200                954,773            611,496
     Product Development                  102,145           164,079                299,302            447,405
     Marketing and Sales                  166,660           106,004                423,191            198,909
                                       ----------        ----------             ----------        -----------
Loss from operations                     (257,632)         (312,541)              (799,755)          (815,744)

Non-Operating Income
     (Expense)
Interest Income                            33,313            66,380                129,761            109,650
Interest Expense                          (12,013)          (15,172)               (38,973)          (102,423)
Interest Expense-Bridge
     Financing                                  -                 -                      -         (3,500,000)
                                       ----------        ----------             ----------        -----------
Loss before income taxes                 (236,332)         (261,333)              (708,967)        (4,308,517)

     Income Tax expense                         -                 -                      -                  -
                                       ----------        ----------             ----------        -----------
NET LOSS                               $ (236,332)       $ (261,333)            $ (708,967)       $(4,308,517)
                                       ==========        ==========             ==========        ===========

Weighted average shares
outstanding                             5,293,673         5,445,000              5,299,990          4,501,185
                                       ==========        ==========             ==========        ===========

Loss per Share                         $    (0.04)       $    (0.05)            $    (0.13)       $     (0.96)
                                       ==========        ==========             ==========        ===========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               Nine months ended
                                                                                 September 30
                                                                       ----------------------------------
                                                                            1997              1996
                                                                       --------------    ----------------
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                        (708,967)        (4,308,517)
  Adjustments to reconcile Net Income (Loss) to net cash
          Used in operating activities
     Depreciation and amortization                                          123,765             36,950
     Loss on Disposal of Fixed Assets                                        19,946                  -
     Provision for Conversion of notes receivable                                 -          3,500,000
     Provision for compensation for stockholder/officer
          Contributed services                                                    -             73,958
     Accrued Interest on Stockholder's notes                                      -            (29,723)
  Changes in assets and liabilities
     (Increase) Decrease in accounts receivable                            (364,434)          (129,105)
     (Increase) Decrease in inventories                                      50,074           (188,003)
     (Increase) Decrease in prepaid expenses                                (18,111)           (59,086)
     (Increase) Decrease in Employee Travel Advances                         (1,988)                 -
     (Increase) Decrease in Income Refund Receivable                         15,470             83,974
     (Increase) Decrease in Interest Receivable                             (62,890)                 -
     (Decrease) Increase in accounts payable                                 (9,572)          (111,388)
     (Decrease) Increase in accrued salaries and benefits                    26,724             30,817
     (Decrease) Increase in accrued Interest                                 10,800           (210,942)
     (Decrease) Increase in Deferred Warranty and
           Warranty Reserve                                                 (51,281)            50,296
                                                                        -----------        -----------
   Total Adjustments                                                       (261,497)         3,047,748
                                                                        -----------        -----------
          NET CASH USED IN OPERATING ACTIVITIES                            (970,464)        (1,260,769)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (288,979)          (163,518)
     Proceeds from sale of Fixed Assets                                       9,243                  -
                                                                        -----------        -----------
          NET CASH USED IN INVESTING ACTIVITIES                            (279,736)          (163,518)

CASH FLOWS FROM FINANCING ACTIVITIES

     Receipt of Subscriptions Receivable                                      4,048                  -
     Payments of Capital Lease Obligations                                  (16,072)           (13,322)
     Payment of Long Term Note to ATS                                       (60,000)           (20,590)
     (Decrease) Increase in ATS line of credit                                    -           (440,417)
     (Decrease) Increase in Bank Line of Credit                                   -            (67,237)
     Proceeds from Initial Public Offering                                        -          6,160,133
                                                                        -----------        -----------
          NET  CASH USED IN FINANCING ACTIVITIES                            (72,024)         5,618,567
                                                                        -----------        -----------
                                NET INCREASE (DECREASE) IN CASH         $(1,322,224)         4,194,280
                                                                        ===========        ===========

                                            Ending Cash Balance           1,100,615          4,200,368
                                         Beginning Cash Balance           2,422,839              6,088
                                                                        -----------        -----------
                                                                        $(1,322,224)         4,194,280
                                                                        ===========        ============

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A            INTERIM FINANCIAL STATEMENTS

         The condensed financial statements for the three and nine month periods ended September 30, 1997 and September 30, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

         In preparing financial statements in conformity with generally accepted accounting principals management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B            CUSTOMER CONCENTRATION

         For the nine months ended September 30, 1997 revenue derived from three customers which amounted to approximately 25%, 8%, and 7% respectively, of the Company's revenue. As of September 30, 1997, receivables from these three customers accounted for approximately 30%, 0%, and 22%, respectively of trade receivables.

ITEM  2                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements in this Management's Discussion and Analysis contain forward looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products, rapid change in technology that may displace products sold by the Company; the highly competitive market in which the Company operates, dependence upon a limited number of suppliers for product components, fluctuation in the Company's quarterly results of operations due to the timing of orders from customers, and other risk factors listed in the Company's SEC filings including but not limited to the SB-2 Registration Statement dated May 28, 1996 and the Annual report to Shareholders for the year ended December 31, 1996.

GENERAL

         n-Vision, Inc. ("Company"), a Delaware corporation, designs, develops, manufactures, and markets state of the art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, U.S. Navy, NASA, Hughes Training, Boeing, University of Illinois, Iowa State University, Lockheed Martin, Inc., Silicon Graphics, Volvo, Volkswagen, Daimler Benz, BMW, Thomson CSF, HT Medical, KPMG Peat Marwick, Horizon Entertainment, The Walt Disney Company, Raydon, Inc., and Raytheon, among others.

RESULTS OF OPERATIONS

         QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996.

         For the quarter ended September 30, 1997, the Company reported revenue of $631,796 from the sale of 23 units of its display systems, a 79% increase compared to the same period ended September 30, 1996 when the Company reported revenue of $352,071 from the sale of 12 units. The increase was due primarily to an order for additional prototype units totaling $178,100 from a subsidiary of The Walt Disney Company subsequent to the prototype contract completed in June 1997. As a result of this effort the Company has received a production order, which will primarily impact financial results for the first half of 1998 when delivery is anticipated. Additional orders are contingent upon the future requirements of the customer. As of November 6, 1997, the Company had an order and sales backlog of approximately $1.82 million. The major portion of the backlog is $1.25 million representing a single order from a subsidiary of The Walt Disney Company. It also includes $158,000 to complete an order from the Raydon Corporation for a U.S. Army program, and $47,000 to complete a custom sighting device order which is to be used in a training program by the U.S. Army Artillery. This is the first order for a program that calls for a total of 101 units over four years. However, future years are not assured of funding by the US Government, despite initiation of the program.

         The Company's gross margin on sales increased 51% in the third quarter of 1997 from 43% in the third quarter 1996. Fluctuations in margins reported during 1996 were the result of new products coming on-line at relatively small volumes. However, as production and sales volumes have increased, margins appear to be stabilizing in the 43% to 51% range. The gross margins for the year ended December 31, 1996 and for the first, second, and third quarters in 1997 were 43%, 47%, 44%, and 51% respectively. The gross margins may change in the future as new products are moved into production and production levels increase. However, the Company can make no assurances that it can maintain or improve gross margins in the future.

         Operating expenses increased to $580,974 in the three months ended September 30, 1997 from $465,283 in the three months ended September 30, 1996. This increase was due primarily to increased general and administrative costs as well as increased costs for marketing and sales. Increased general and administrative costs were the result of building the infrastructure to support the anticipated growth of the Company. Included in these costs were additional staffing and development of management information systems. Marketing and sales expenses increased primarily due to an aggressive effort on the part of the Company to promote and position its new products in the market. This includes increased advertising in trade journals and a major presence at the largest industry trade show of the year. The Company expects to continue to increase funding for marketing in the future as sales staff is increased in order to continue to expand the market for its products. Product development costs decreased in the third quarter 1997 when compared to the same period in 1996. This was due to product research expenses being funded by customers requiring customized systems for entertainment and training. Product development costs incurred through 1996 were funded solely by the Company.

         For the three months ended September 30, 1997, the Company had a positive net interest margin of $21,800 which helped to partially offset the loss from operations for the quarter. This was the result of interest income derived from funds raised in the Company's initial public offering, which were invested in interest bearing securities. In the same three month period ending September 30, 1996, the Company's net interest margin was $51,208. This reflects a higher cash balance before the product development effort of 1996, increased infrastructure development, and financing required to support the rising accounts receivables due to increased sales.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

         For the nine months ended September 30, 1997, the Company reported revenue of $1,883,964 from the sale of 50 units of its display systems, a 126% increase compared to the same nine month period ended September 30, 1996 when the Company reported revenue of $834,922 from the sale of 23 systems. Revenue for the nine month period included completion of the prototype development contract for a subsidiary of The Walt Disney Company. as previously mentioned in the discussion of operations for the three month period. As of November 6, 1997, the Company had a sales and order backlog of approximately $1.82 million. The major portion of the backlog is a single order totaling approximately $1.25 million from a subsidiary of The Walt Disney Company. Also included is $158,000 for the remaining Hi Res units due Raydon Corporation for a U.S. Army program and $47,000 for the remaining units of an order for 17 units of a custom-sighting device to be used in a training program by the U.S. Army Artillery. This is the first order for a program that calls for a total of 101 units over four years. However, future years are not assured of funding by the US Government, despite initiation of the program. Gross margins decreased to 47% for the nine month period ended September 30, 1997 when compared to a gross margin of 53% reported for the same nine month period in 1996. The gross margins are more comparable to 1996 as a whole, as well as the first, second, and third quarter results for 1997 when gross margins were 47%, 44%, and 51% respectively. Factors that have contributed to fluctuating margins include product mix, production volume and discounting to distributors. Although margins appear to be stabilizing, there can be no assurances that this trend will continue.

         Operating expenses for the nine months ended September 30, 1997 increased to $1,677,266, a 33% increase when compared to operating expenses of $1,257,810 reported in the same period in 1996. The increase is primarily due to increased administrative costs needed to support the anticipated growth of the Company as well as increased funding for marketing and sales in order to promote the new product lines. This was partially offset by decreased product development costs because of customer financed development for custom applications of the Company's products.

         For the nine months ended September 30, 1997, the Company had a positive net interest margin of $90,788. This was the result of interest income derived from funds raised in the Company's initial public offering and invested in interest bearing securities. In the same nine month period ending September 30, 1996, the Company had a net interest margin of $7,227 reflecting the investment of the bulk of the IPO proceeds for a period less than three months.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists primarily of cash and cash equivalents, investment grade securities, trade receivables, and inventories, totaled $3,132,416 compared to working capital of $4,232,653 at December 31, 1996. Cash and cash equivalents totaling $1,100,615 consist primarily of over-night repurchase agreements. For the six months ended June 30, 1997, the Company has principally used cash in its operations. The principal uses of cash in the first nine months of 1997 include investment in fixed assets needed to expand the productive capacity of the Company due to an increasing number of products and an associated growth in sales. Additionally, an increase in accounts receivable was experienced in 1997 as a result of increased sales volume. The Company believes the current level of cash should provide sufficient liquidity and working capital to fund its operations through the current year.

         Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, enhancements of existing products, financing anticipated growth, and the possible acquisition of related businesses and technologies. The Company believes that existing cash will be sufficient to satisfy the anticipated cash requirements at least through the end of 1997 and through the first half of 1998, barring a major acquisition which requires a significant use of cash or liquid investments. The Company believes that increasing revenues and reduced expenditures may reduce the need for additional funds after the first half of 1998. In order to have additional funds available if necessary, the Company is establishing a credit line with its primary lending institution. Additionally, the Company has 1,380,000 class A warrants for $5.50 per share outstanding which may be exercised during a four-year period expiring May 29, 2001. The warrants are also subject to redemption at the Company's election if the common stock price equals or exceeds $9.00 per share for 20 consecutive trading days within a period of 30 days. The Company, however, can make no assurances that investors will elect to exercise the warrants or that the required conversion price or redemption price can be reached since the current trading price has been in the $2.00-$3.00 range. Until operations improve, and the Company obtains additional underwriting support to replace Stratton Oakmont, Inc., the Company's ability to generate proceeds from the conversion may be adversely affected. Stratton Oakmont, Inc., the principal market maker and underwriter of the Company's securities, was barred from the exchange on December 6, 1996.

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

         As of December 31, 1996, the Company had a net operating loss carryforward available to offset future taxable income generated through 2010 of approximately $2,000,000. The deferred tax asset associated with these tax benefits has been fully reserved in the Company's financial statements because of uncertainty surrounding future profitability. In the event of a change in control of the Company, use of such carryforwards could be reduced.

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

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   November 12, 1997

                              n-VISION, INC.
                              (Registrant)

                              /S/ Robert B. Hamilton
                              -------------------------------------------------
                               Robert B. Hamilton

                              Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)