Form 10KSB
period 1997-12-31
N-VISION INC
filed 1998-03-27
CIK 940518

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                          Commission File No. 000-28520

                                 n-VISION, INC.
                (Name of Registrant as specified in its Charter)

          Delaware                                         54-1741313
          --------                                         ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)



  7680 Old Springhouse Road, Madison Bldg., First Floor, McLean, Virginia 22102
  -----------------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                  Registrant's Telephone Number: (703) 506-8808
              SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                      NONE

              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                     Common Stock, par value $0.01 per share
                                Class A Warrants
                                (Title of Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes ( X )   No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this Form 10-KSB, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The Registrant's revenues for its most recent fiscal year (1997) were $2,399,579.

         As of March 9, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,303,581.

         As of February 28, 1998, the Registrant had outstanding 5,298,411 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference into
Part II and Part III of this Form 10-KSB. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

         (a) General.

                  (1) n-Vision, Inc. (the "Company") was incorporated under the laws of the State of Delaware on September 16, 1994. The Company designs, develops, manufactures and markets state-of-the-art, proprietary 3D immersive displays for use in advanced visualization applications.

                  (2) No material changes have occurred in the Company's mode of conducting business in the last four fiscal years.

         (b) Description of Business.

         The Company was established in 1988 as an operating division of Advanced Technology Systems, Inc. (ATS), a McLean, Virginia information technology company. The Company was incorporated on September 16, 1994, and acquired all rights, title and interest in the Virtual Reality (VR) products and systems from ATS. The Company is a premier manufacturer of 3D Immersion Displays for use in advanced visualization applications. The Company registered the sale of its common stock and warrants to the public and became subject to the filing requirements of the Securities and Exchange Commission on May 28, 1996. Its corporate headquarters is located at 7680 Old Springhouse Road, First Floor, McLean, Virginia 22102, and its telephone number is 703-506-8808.

         The Company's products are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. At the beginning of the 1997 fiscal year, the Company was focused on manufacturing and marketing the seven high performance display devices developed in prior years. These included the Datavisor HiRes and VGA products, the Datavisor 80, HiRes (high resolution) and VGA Virtual Binoculars, which garnered publicity when they were used by the Jet Propulsion Laboratory to view the Mars terrain in stereo. Also, a monoscopic device available in either HiRes or VGA was delivered for use in a U.S. Army Artillery training device. Orders are expected for the next several years in response to the Company's marketing program. The program has generated interest from a similar training program in Europe. In the first quarter of the 1997 fiscal year, the Company concluded an engineering contract with a subsidiary of The Walt Disney Company to deliver prototype devices. This $476,000 effort led to a $1.25 million order in the fourth quarter of 1997 as well as the possibility of producing a commercial product, pending final agreement with The Walt Disney Company subsidiary and determination of satisfactory market acceptance.

                                    PART II


         The Company has 15 employees, one of whom is part time. The Company is not unionized, and 3 persons left the Company last year. The Company feels its relations with its employees are good.

         The Company has developed its marketing in three areas. First, the products have been marketed through its reseller program in the international market. At the beginning of the 1997 fiscal year, Division Ltd., Virtual Presence Ltd., both in England, and Virtual Reality Technologies Gmbh of Germany, were engaged as resellers. In Japan, Solidray Co. Ltd. was the Company's representative and reseller. In 1997, Nihon Binary of Japan, Immersion SA of France, and the first worldwide reseller, Deneb Robotics, Inc., became resellers. The Company has sought representation overseas to reduce demonstration expenses and other marketing costs which would otherwise be incurred internally. Demonstrations are critical to sales success, and maintaining relationships with organizations in Europe and Japan have been important in reaching these markets with timely responses. Each distributor is trained in the use of the Company's products.

         Second, the United States market has been characterized by direct selling and sales of the Company's products to integrators that are using the products as a component of or in support of various programs. While corporate and educational sales have tended to be direct sales after demonstration, integrators often must have the products demonstrated or integrated for the final customer, which has often been the U.S. Government.

         To execute the third marketing approach the Company entered into an agreement with Virtuality Ltd. in late 1996 to resell Virtuality Ltd.'s low end LCD product. Because of the financial collapse of Virtuality Ltd., the Company is no longer reselling their products and the Company has undertaken its own program to offer LCD based products in 1998. The Company is continuing the development of low end LCD products in order to broaden its line.

         The major suppliers for the Company's products are: Rank Brimar Ltd. of England and Thomas Electronics Inc. for high resolution miniature cathode ray tubes. Supply became critically low in late 1997 due to a tube delivery requiring correction and slowed delivery of products at year end. Even with corrected tubes the Company has expanded its sources of supply and has received its first satisfactory tube from another supplier. Other important suppliers are Vivitek Ltd., a Taiwan based manufacturer of the VGA electronics components, and Apex Precision, Inc., a local company that supplies machined parts as required. The Company has excellent relationships with these suppliers, and expects no change in the relationships.

                                    PART II


         The Company extends sales terms of net 30 days. Overseas sales are quoted in U.S. Dollars to reduce currency risk. The Company grants distributors a right to return products within limits. During the past fiscal year no products sold to distributors have been returned. U.S. Government sales often take longer to collect due to the bureaucratic nature of the U.S. Government and the extra approval channels usually encountered. All receivables due from the U.S. Government to date have been collected.

         The Company's customers are diverse and none by itself is material to the Company except for the size of The Walt Disney Company subsidiary order for $1.25 million which is significant. The U.S. Government is internally diverse with sales to the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force. The Company has no contracts subject to renegotiation with the U.S. Government.

         The Company is not required to obtain government approval for any of its products, and there are no restricting regulations concerning the products. The Company is completing certifications evidencing compliance with European EMC Directive 89/33EEC (CE Mark) which is required for the sale of products to non-technical users in the European market.

         The Company has entered the high-value immersive display market, which is dominated by emerging commercial uses of head-mounted displays in large corporations such as the automotive and aerospace industries and the U.S. Government. The use of the products has moved swiftly in the automotive industry, as highly sophisticated ergonomic design models can be exercised using virtual driving and viewing. The aerospace market is divided into the military and civilian training applications for pilots and the design application market developing now as the automotive market developed in 1995 and 1996. The military services of Europe and the United States are experimenting with mission rehearsal systems, sighting systems, and other training applications. The medical market is a high-value developing market, but developing slowly. Inquiries are now being received as virtual reality booths at medical conventions are stimulating awareness of potential applications. This market has potential as high resolution and quality are essential to the success of that type of business. Geographically, the markets in Europe and Japan are developing and evolving, with the European market ahead of the rest of the world. The Company has five distributors in Europe and two in Japan.

         The Company's major competitor for high-end federal systems and military applications is Kaiser Electro-Optics, Inc. ("Kaiser"). Commercial competitors include Fakespace, Inc. and Virtual Research Systems Inc.

                                    PART II


         In the U.S. Government market, the Company can underprice Kaiser when it competes head-to-head or when it has the opportunity to compete. The size, history, and presence of Kaiser in the U.S. Government market, and the military market in particular, make it a major competitor as it uses superior marketing resources to obtain long-term development and supply contracts. Kaiser also has developed many specialized products for the military market, which places the Company at a disadvantage in this market, especially for custom products. The Company can and does compete well head-to-head for HMD business and can dramatically undersell Kaiser for comparable quality.

         Federal employee awareness of the Company and its products is limited, and needs continuing sales and marketing emphasis.

         The Company competes in the commercial market but has limited resources to cover the market, as direct sales through demonstration are usually needed due to the complexity and nature of the products. The Company has found that it can compete head-to-head successfully, offering superior quality at a competitive price. On the lower end, price may cause some purchasers to select a dramatically less expensive product at half the price, but with some degradation in viewing quality. The Company is pursuing offerings using LCD technology to reduce costs. This segment of the market is perceived by Management as being inadequately addressed and having potentially higher than average future growth. The Company's product warranty terms include a full one-year warranty against all defects and failure under normal usage.

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

         The Company subleases approximately 43.4% (approximately 6,515 square feet) of the space to three subtenants. The Company believes that its current and anticipated facilities needs are suitably met with this space and that the space is adequate for current operations and future growth.

         (b) The Company has made no real estate investments during the 1997 fiscal year.

                                    PART II



ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings and, to the best of its information, knowledge and belief, none is contemplated or has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the stockholders during the fourth quarter of the 1997 fiscal year.



                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) Market Information.

         The Company's Common Stock and Class A Warrants have traded on the NASDAQ Stock Market Small Cap Market since May 29, 1996 under the symbols "NVSN" and "NVSNW" respectively. Prior to an initial public offering of Common Stock and Class A Warrants in May 1996, there had been no market for the Company's Common Stock or Class A Warrants. On December 31, 1997 the Common Stock closed at $1.031 per share and the Warrants closed at $.125 per share. The table below shows the high and low trading prices by quarter for the Common Stock and Warrants during the 1997 fiscal year. On December 6, 1996, the Company's investment banker and underwriter of the Company's public offering was barred from the national securities exchanges and has since ceased making a market in the Company's securities. This event has had, and may have, an adverse effect on the Company's securities, however, the number of market makers in the Company's securities has risen to between 8 and 11 companies executing monthly trading.

                                            1997

                      Common       Common
                      Stock        Stock        Warrants        Warrants
                      HIGH         LOW          HIGH            LOW
                      ----         ---          ----            ---
First Quarter         0.75         0.41         0.16            0.06
Second Quarter        0.66         0.41         0.09            0.06
Third Quarter         2.94         0.41         0.34            0.03
Fourth Quarter        2.66         1.00         0.41            0.13


These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. Under the new securities rules, the closing bid price must equal at least $1.00. Failure to maintain that price for an extended period of time could result in the Company being de-listed.

         (b) Holders.

         As of March 13, 1998, there are approximately 23 holders of record of the Common Stock and 4 holders of record of the Warrants. Included in the number of holders of record are approximately 1,118 beneficial securities holders.

         (c) Dividends.

         There was no dividend paid during the past three years. Holders of the Company's Common Stock are entitled to dividends when, as and if declared by the Board of Directors out of funds legally available therefor. The Company does not anticipate the declaration or payment of any dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, the Company's financial condition, capital requirements, general business conditions, and other factors. Therefore, there can be no assurance that any dividends of any kind will ever be paid by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The information required by this Item is incorporated by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this Item is incorporated by reference to pages 10 through 21 of the Company's 1997 Annual Report.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" and the section captioned "Proposal I - Election of Directors" in the Company's 1998 Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Company's 1998 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Company's 1998 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         List of Exhibits.

         3(i)     Certificate of Incorporation of the Company

         3(ii)    Bylaws of the Company

         10       Material Contracts (listed in Exhibit Index)

         11*      Computation of per Share Earnings

         13*      Portions of 1997 Annual Report Incorporated By Reference

         27*      Financial Data Schedule

*        Filed herewith.

         (a)      Exhibits.

         All exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

         (b)      Reports on Form 8-K.

         The Company has filed no Forms 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

n-VISION, INC.

(Registrant)

By: /s/_____________________________

Delmar J. Lewis

Chairman of the Board and
Chief Executive Officer

Dated:  March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 n-VISION, INC.
                                  (Registrant)



By:    /s/_________________________________      Dated: March 25, 1998
Claude H. Rumsey, Jr.

Director

By:  /s/______________________________           Dated: March 25, 1998
Rear Admiral Ronald C. Wilgenbusch, USN
(Retired)
Director

By:  /s/______________________________           Dated: March 25, 1998
Robert B. Hamilton, C.P.A.
Executive Vice President,
Chief Financial Officer, Secretary and
Director

By:  /s/______________________________           Dated: March 25, 1998
Christopher J. Lewis
President, Chief Operating Officer and
Director

By:  /s/______________________________           Dated: March 25, 1998
Delmar J. Lewis
Chairman of the Board and
Chief Executive Officer

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

      3(ii)      By-Laws of the Company                                                    N.A.

      10(1)      Employment Agreement, Delmar J. Lewis (incorporated by                    N.A.
                 reference to Exhibit 10.0 to Amendment No. 1 of the
                 Registration Statement of the Company on Form SB-2 filed on
                 April 19, 1996, Registration No. 333-3098)

      10(2)      Employment Agreement, Christopher J. Lewis (incorporated by               N.A.
                 reference to Exhibit 10.1 to Amendment No. 1 of the
                 Registration Statement of the Company on Form SB-2 filed on
                 April 19, 1996, Registration No. 333-3098)

      10(3)      Employment Agreement, Robert B. Hamilton, C.P.A. (incorporated            N.A.
                 by reference to Exhibit 10.2 to Amendment No. 1 of the
                 Registration Statement of the Company on Form SB-2 filed on
                 April 19, 1996, Registration No. 333-3098)

      10(4)      Asset Purchase Agreement, dated November 1, 1994 (incorporated            N.A.
                 by reference to Exhibit 10.3 of the Registration Statement of the Company on Form SB-2 filed on April 2, 1996, Registration
                 No. 333-3098)

      11.00      Statement re: Computation of earnings per share

      13.00      Portions of 1997 Annual Report Incorporated By Reference

        27       Financial Data Schedule