Form 10QSB
period 1998-03-31
N-VISION INC
filed 1998-05-06
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number: 000-28520

              ----------------------------------------------------
                                 n-VISION, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                        54-1741313
(State or other jurisdiction of incorporation or    (I.R.S. Employer Identification No.)
               organization)

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

                              Yes ( X )     No (  )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,293,673 on March 31, 1998.

                                   FORM 10-QSB
                                      INDEX

                                                                                                     PAGE
                                                                                                   ---------
PART I              FINANCIAL INFORMATION

        Item 1.     Financial Statements

                    Balance  Sheets as of March 31, 1998
                    and December 31, 1997                  ......................................      3

                    Statements  of  Operations  for  the
                    three  months  March  31,  1998  and
                    March 31, 1997                         ......................................      4

                    Statements of Cash Flows For the
                    three months ended March 31, 1998 and
                    March 31, 1997.                        ......................................      5

                    Notes to Financial Statements          ......................................      6

        Item 2.     Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                             ......................................      7

PART II             OTHER INFORMATION

        Item 6      Reports and Exhibits on Form 8-K.      ......................................     10

                    SIGNATURES                             ......................................     11

Exhibit 27          Financial Data Schedule                ......................................     12

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                          March 31          December 31
                                                                            1998                1997
                                                                       ----------------    ---------------
                                                                         (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $    344,614      $      876,805
     Investments                                                           1,246,875           1,246,875
     Accounts Receivable
          Trade                                                              851,358             252,270
          Other                                                               34,814              15,335
     Inventories                                                             775,129             843,868
     Prepaid Expenses                                                         47,394              83,227
                                                                       --------------    ----------------
                                           Total Current Assets            3,300,184           3,318,380

PROPERTY AND EQUIPMENT                                                       552,596             604,617
     (Net of Accumulated Depreciation)

OTHER ASSETS                                                                  23,845              27,193
                                                                       --------------    ----------------
                                                                        $  3,876,625      $    3,950,190
                                                                       ==============    ================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Current Maturities-Long Term Note Due ATS                            $    129,600      $      120,000
   Current Portion of Capital Lease Obligation                                21,183              24,599
   Accounts Payable                                                          141,675             302,484
   Accrued Salaries and Benefits                                             116,412             115,198
   Deferred Revenue and Warranty Reserve                                     138,789              72,665
                                                                       --------------    ----------------
                                      Total Current Liabilities              547,659             634,946

NON-CURRENT LIABILITIES
   Note Payable-ATS                                                          360,000             360,000
   Capital Lease Obligation (Net of current portion)                               -               2,497

STOCKHOLDER'S EQUITY
   Common Stock (.01 Par, 5,293,673 Shares Outstanding)                       52,937              52,937
   Paid in Capital                                                        10,442,007          10,442,007
   Unrealized Loss on Investments                                             (3,125)             (3,125)
   Accumulated Deficit                                                    (7,522,853)         (7,539,072)
                                                                       --------------    ----------------
                                     Total Stockholder's Equity            2,968,966           2,952,747
                                                                       --------------    ----------------
                                                                        $  3,876,625      $    3,950,190
                                                                       ==============    ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                                                      Three months ended
                                                                           March 31
                                                        ----------------------------------------------
                                                              1998                        1997
                                                        -----------------          -------------------
                                                                        (unaudited)
Sales                                                    $    1,099,872             $         628,871
Cost of Sales                                                   574,875                       334,386
                                                        -----------------          -------------------
     Gross Margin                                               524,997                       294,485

Operating Expenses
     General and Administrative                                 296,293                       315,591
     Product Development                                         85,957                        94,018
     Marketing and Sales                                        140,276                       119,855
                                                        -----------------          -------------------
Income (Loss) from operations                                     2,471                      (234,979)

Non-Operating Income
     (Expense)
     Interest Income                                             24,183                        56,114
     Interest Expense                                           (10,435)                      (13,567)
                                                        -----------------          -------------------
Income (Loss) before income taxes                                16,219                      (192,431)

     Income Tax Provision                                             -                             -
                                                        -----------------          -------------------
Net Income (Loss)                                        $       16,219             $        (192,431)
                                                        =================          ===================

Weighted average shares outstanding - Basic                   5,293,673                     5,362,625
                                                        =================          ===================

Income (Loss) per Share - Basic                          $          .01             $            (.04)
                                                        =================          ===================

Weighted average shares outstanding - Diluted                 5,356,416                     5,362,625
                                                        =================          ===================

Income (Loss) per Share - Diluted                        $          .01             $            (.04)
                                                        =================          ===================


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                              Three months ended
                                                                                   March 31
                                                                       ----------------------------------
                                                                            1998              1997
                                                                       --------------    ----------------
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                       $  16,219           (192,431)
  Adjustments to reconcile Net Income (Loss) to net cash used in operating activities
     Depreciation and amortization                                           63,582             45,076
     Loss on Disposal of Fixed Assets                                           186              5,816
  Changes in assets and liabilities
     (Increase) Decrease in accounts receivable                            (599,088)          (113,906)
     (Increase) Decrease in inventories                                      73,032             (1,832)
     (Increase) Decrease in prepaid expenses                                 35,833             11,126
     (Increase) Decrease in Other Receivable                                (19,479)           (26,953)
     (Decrease) Increase in accounts payable                               (160,809)            87,215
     (Decrease) Increase in Accrued Interest                                  9,600             12,000
     (Decrease) Increase in accrued salaries and benefits                     1,214              5,029
     (Decrease) Increase in Deferred Revenue and Warranty                    66,124            (92,563)
          Reserve
                                                                       --------------    ----------------
          Total Adjustments                                                (529,805)           (68,992)
                                                                       --------------    ----------------
          NET  CASH USED IN OPERATING ACTIVITIES                           (513,586)          (261,423)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                     (12,692)           (95,977)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of Capital Lease Obligations                                   (5,913)            (5,181)

                                                                       --------------    ----------------
                                NET INCREASE (DECREASE) IN CASH         $  (532,191)          (362,581)
                                                                       ==============    ================

                                            Ending Cash Balance             344,614          2,422,839
                                         Beginning Cash Balance             876,805          2,060,258
                                                                       --------------    ----------------
                                                                        $  (532,191)          (362,581)
                                                                       ==============    ================

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A            INTERIM FINANCIAL STATEMENTS

         The condensed financial statements for the three month periods ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

         In preparing financial statements in conformity with generally accepted accounting principals management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B            EARNINGS PER SHARE

         In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings per Share." Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principals Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of the grant, no compensation expense is recognized.

         The following table sets forth the reconciliation between basic and diluted EPS.

                                                                       1998                     1997
-----------------------------------------------------------------------------------------------------------
NUMERATOR
   Net Income available for common shareholders - Basic                    16,217                 (192,432)
      Income Adjustments                                                        -                        -
                                                                ------------------      -------------------
   Net Income available for common shareholders - Diluted                  16,217                 (192,432)

DENOMINATOR
   Denominator for Basic EPS-weighted average shares                    5,293,673                5,362,625
   Effect for Dilutive Securities
     Employee Stock Options                                                62,743                        -
                                                                ------------------      -------------------
   Denominator for diluted EPS                                          5,356,416                5,362,625
-----------------------------------------------------------------------------------------------------------

ITEM  2           MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some statements in this Management's Discussion and Analysis contain forward-looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products, and rapid change in technology that may displace products sold by the Company; the highly competitive market in which the Company operates; dependence upon a limited number of suppliers for product components, fluctuation in the Company's quarterly results of operations due to the timing of orders from customers; and other risk factors listed in the Company's SEC filings including but not limited to the SB-2 Registration Statement dated April 2, 1996 and any amendments thereto, as well as the Annual Report to Shareholders for the year ended December 31, 1997.

GENERAL

n-Vision, Inc. ("Company"), a Delaware Corporation, designs, develops, manufactures, and markets state of the art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim, e.g., U.S. Air Force, U.S. Navy, NASA, University of Illinois, Iowa State University, Lockheed Martin, Inc. Silicon Graphics, Inc., UK Defense Establishment, HT Medical, Volvo, Volkswagen, Daimler Benz, Thomson CSF, KPMG Peat Marwick, Horizon Entertainment, The Walt Disney Company, and Raytheon, among others.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

For the quarter ended March 31, 1998, the Company reported revenue of $1,099,872 from the sale of 52 units of its immersive display products and systems, a 75% increase compared to the same period ended March 31, 1997 when the Company reported revenue of $628,871 from the sale of 11 units. The increase was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company to fill a $1.25 million order. The Company's gross margin on sales increased to 48% in the first quarter of 1998 compared to 47% in the first quarter of 1997. As of April 24, 1998 the Company had a backlog of delivered and undelivered products and services of approximately $940,000.

Operating expenses for the three months ended March 31, 1998 decreased to $522,526 when compared to the same three month period in 1997 where operating expenses where $529,464. The decrease in operating expenses was the combined result of lower product development costs, lower general and administrative costs and increased costs for marketing and sales. Management is currently evaluating the cost structure of the Company so as to determine if additional savings can be made. No assurances can be made that costs can be decreased or maintained at the current rate of growth of the Company.

For the quarter ended March 31, 1998 the Company reported income from operations of $2,471 compared to a loss from operations of $234,979 for the same period in 1997. The increase is primarily attributable to strong revenue growth while maintaining margins and controlling costs resulting in the first quarter of profitability since the fourth quarter of 1994. The Company intends to continue to aggressively market its current products as well as introduce new products so as to continue the revenue growth. No assurances can be made that revenue growth will continue and that margins can be sustained at the current levels.

Non-operating income for the three months ended March 31, 1998 was $24,183 compared to $56,114 for the same three month period in 1997. Non-operating expenses were $10,435 for the first quarter in 1998 compared to $ 13,566 in the first quarter in 1997 resulting in a positive net interest margin of $13,748 for the first quarter in 1998 compared to a positive net interest margin of $ 42,548 for the first quarter in 1997. The decrease in interest margin was primarily attributable to fewer cash deposits on hand to earn interest.

For the quarter ended March 31, 1998, the Company reported Net Income of $16,219 and earnings per share of .01 compared to a net loss of $192,431 and a loss per share of .04 for the same three month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $2,752,525 as of March 31, 1998 compared to a working capital balance of $3,973,606 as of March 31, 1997. The decrease is primarily attributable to operating losses sustained during 1997. The Company believes that the current level of working capital is sufficient to meet its needs through the end of the current year. Cash used for operations in the first three months of 1998 was primarily due to an increase in accounts receivable due to the large increase in credit sales which the company expects to collect in the second quarter.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, financing of growth, and the possibility acquisitions of related businesses and technologies. The Company believes that current level of capital resources is sufficient to satisfy the anticipated cash requirements through the end of 1998. Additionally, the Company has 1,380,000 class A warrants outstanding with an exercise price of $5.50 per share. The warrants may be exercised, at the option of the holder, until their expiration date of May 28, 2001. The warrants are also subject to conversion at the Company's election if the price of the Company's common stock equals or exceeds $9.00 per share for 20 consecutive days within a period of 30 days. The Company, however, can make no assurances that investors would elect to exercise the warrants or that the conversion price can be reached since the current trading price has ranged from $.75 to $1.50.

INCOME TAXES

The Company is organized as a C Corporation and pays income taxes based upon accrual based taxable income adjusted for differences in the timing of reporting certain expenses for tax and financial statement purposes. The Company's income taxes payable if any, that may arise in the future may be offset by credits available for certain research and development expenditures incurred.

As of December 31, 1997, the Company had a net operating loss carryforward available to offset future taxable income generated through 2010 of approximately $2,638,000. The deferred tax asset associated with these benefits has been fully reserved in the Company's financial statements because of the uncertainty surrounding future profitability. In the event of a change in control of the Company, use of such a carryforward could be reduced.

IMPACT OF INFLATION AND THE ASIAN FINANCIAL CRISIS

The Company believes that inflation has not had a material adverse effect on sales or costs. Additionally, the Company believes that the financial crises in Asia will not have adverse effects on the operating results during 1998. During 1997, less than 10% of the Company's revenue was derived from products sold to customers in Asia.

YEAR 2000 ISSUES

The Company's information systems are based on platforms and applications that are fully Year 2000 compliant. As a result, management believes the Company does not face significant Year 2000 issues.

SEASONALITY

Based on its limited experience to date, the Company believes that its future operating results will not be subject to seasonal changes. Such effects, should they occur, might become apparent in the Company's operating results during a period of expansion. However, the Company can make no assurances that its business can be significantly expanded.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   May 5, 1998

                               n-VISION, INC.
                                (Registrant)


                               /S/  Robert B. Hamilton
                               _________________________________________________
                                    Robert B. Hamilton
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)