Form 10QSB
period 1998-06-30
N-VISION INC
filed 1998-08-10
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                       Commission file number: 000-28520


         -------------------------------------------------------------

                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)

         -------------------------------------------------------------



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

                                 Yes (X) No ( )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,293,673 on June 30, 1998.

                                  FORM 10-QSB
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I              FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets as of June 30, 1998
                    and December 31, 1997                 ................  3

                    Statements of  Operations for the
                    three months and six months ended
                    June 30, 1998 and June 30, 1997       ................  4

                    Statements of Cash Flows For the six
                    months ended June 30, 1998 and June
                    30, 1997.                             ................  5

                    Notes to Financial Statements         ................  6

           Item 2.  Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                 ................  8


PART II             OTHER INFORMATION

           Item 6   Reports and Exhibits on Form 8-K.     ................ 12

                    SIGNATURES                            ................ 13

Exhibit    27       Financial Data Schedule               ................ 14

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                 June 30       December 31
                                                                  1998             1997
                                                              -------------   -------------
                                                               (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $   427,493     $   876,805
  Investments                                                    1,248,438       1,246,875
  Accounts Receivable
    Trade                                                          721,528         252,270
    Other                                                           51,783          15,335
  Inventories                                                      704,499         843,868
  Prepaid Expenses                                                  76,896          83,227
                                                               -----------     -----------
                              Total Current Assets               3,230,637       3,318,380

PROPERTY AND EQUIPMENT                                             480,145         604,617
  (Net of Accumulated Depreciation)

OTHER ASSETS                                                        20,497          27,193

                                                               -----------     -----------
                                                               $ 3,731,279     $ 3,950,190
                                                               ===========     ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Maturities-Long Term Note Due ATS                    $   120,000     $   120,000
  Current Portion of Capital Lease Obligation                       15,071          24,599
  Accounts Payable                                                 111,436         302,484
  Accrued Salaries and Benefits                                     72,504         115,198
  Deferred Revenue and Warranty Reserve                            125,683          72,665
                                                               -----------     -----------
                            Total Current Liabilities              444,694         634,946

NON-CURRENT LIABILITIES
  Note Payable-ATS                                                 300,000         360,000
  Capital Lease Obligation (Net of current portion)                      -           2,497

STOCKHOLDER'S EQUITY
  Common Stock ($.01 Par, 5,293,673 Shares Outstanding)             52,937          52,937
  Paid in Capital                                               10,442,007      10,442,007
  Unrealized Loss on Investments                                    (1,562)         (3,125)
  Accumulated Deficit                                           (7,506,797)     (7,539,072)
                                                               -----------     -----------
                            Total Stockholder's Equity           2,986,585       2,952,747
                                                               -----------     -----------
                                                               $ 3,731,279     $ 3,950,190
                                                               ===========     ===========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                            Three months ended                        Six months ended
                                                 June 30                                   June 30
                                       -----------------------------           ------------------------------
                                           1998            1997                     1998             1997
                                       ------------    ------------            --------------    ------------
                                               (unaudited)                               (unaudited)
Sales                                  $  870,027      $  623,297              $1,969,899         $1,252,168
Cost of Sales                             422,633         363,613                 997,509            697,999
                                       ----------      ----------              ----------         ----------
     Gross Margin                         447,394         259,684                 972,390            554,169

Operating Expenses
     General and Administrative           222,699         327,013                 518,993            642,604
     Product Development                   95,683         103,139                 181,640            197,157
     Marketing and Sales                  122,948         136,677                 263,225            256,532
                                       ----------      ----------              ----------         ----------
Income (Loss) from operations               6,064        (307,145)                  8,532           (542,124)

Non-Operating Income
     (Expense)
Interest Income                            21,104          40,334                  45,286             96,449
Interest Expense                          (10,236)        (13,393)                (20,672)           (26,960)
                                       ----------      ----------              ----------         ----------
Income (Loss) before income                16,932        (280,204)                 33,146           (472,635)
taxes

     Income Tax Provision                       -               -                       -                  -
                                       ----------      ----------              ----------         ----------
Net Income (Loss)                      $   16,932      $ (280,204)             $   33,146         $ (472,635)
                                       ==========      ==========              ==========         ==========

Weighted average shares                 5,293,673       5,293,673               5,293,673          5,303,150
outstanding - Basic
                                       ==========      ==========              ==========         ==========

Income (Loss) per Share - Basic        $      .01      $     (.05)             $      .01         $     (.09)
                                       ==========      ==========              ==========         ==========


Weighted average shares                 5,375,795       5,293,673               5,376,168          5,303,150
outstanding - Diluted
                                       ==========      ==========              ==========         ==========

Income (Loss) per Share - Diluted      $      .01      $     (.05)             $      .01         $     (.09)
                                       ==========      ==========              ==========         ==========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Six months ended
                                                                                  June 30
                                                                     ----------------------------------
                                                                          1998              1997
                                                                     --------------    ----------------
                                                                      (Unaudited)        (Unaudited)
Cash Flows from operating activities
  Net Income (Loss)                                                      33,146             (472,635)
  Adjustments to reconcile Net Income (Loss) to net cash used in operating activities
     Depreciation and amortization                                       127,531              72,335
     Loss on Disposal of Fixed Assets                                      1,404              19,946
   Changes in assets and liabilities
     (Increase) Decrease in accounts receivable                         (469,258)           (435,422)
     (Increase) Decrease in inventories                                  156,183               6,438
     (Increase) Decrease in prepaid expenses                               6,331             (33,315)
     (Increase) Decrease in Other Receivable                             (36,448)            (48,252)
     (Decrease) Increase in accounts payable                            (191,048)             21,463
     (Decrease) Increase in accrued salaries and benefits                (42,694)             25,688
     (Decrease) Increase in Deferred Revenue and Warranty
       Reserve                                                            53,018             (58,777)
                                                                       ---------         -----------
       Total Adjustments                                                (394,981)           (429,896)
                                                                       ---------         -----------
       Net  cash used in operating activities                           (361,835)           (902,531)

Cash flows from investing activities
  Purchase of property and equipment                                     (15,452)           (231,406)
  Proceeds from sell of fixed assets                                           -               9,243
                                                                       ---------         -----------
       Net cash used in investing activities                             (15,452)           (222,163)

Cash flows from financing activities
  Payments on Long term Note - ATS                                       (60,000)            (60,000)
  Receipt of Subscriptions Receivable                                          -               4,048
  Payments of Capital Lease Obligations                                  (12,025)            (10,536)
                                                                       ---------         -----------
       Net cash used in financing activities                             (72,025)            (66,488)

                                                                       ---------         -----------
                                Net Increase (Decrease) in Cash        $(449,312)         (1,191,182)
                                                                       =========         ===========

                                            Ending Cash Balance          427,493           1,231,657
                                         Beginning Cash Balance          876,805           2,422,839
                                                                       ---------         -----------
                                                                       $(449,312)         (1,191,182)
                                                                       =========         ===========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Note A            Interim Financial Statements

         The condensed financial statements for the three month and six month periods ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

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

         The following table sets forth the reconciliation between basic and diluted EPS.




Three Months Ended June 30,                                           1998               1997
------------------------------------------------------------------------------------------------
Numerator
  Net Income available for common shareholders - Basic                16,932           (280,204)
    Income Adjustments                                                     -                  -
                                                                ------------        -----------
   Net Income available for common shareholders - Diluted             16,932           (280,204)

Denominator
  Denominator for Basic EPS-weighted average shares                5,293,673          5,293,673
  Effect for Dilutive Securities
    Employee Stock Options                                            82,122                  -
                                                                -------------       -----------
  Denominator for diluted EPS                                      5,375,795          5,293,673
------------------------------------------------------------------------------------------------

Six Months Ended June 30,                                             1998               1997
------------------------------------------------------------------------------------------------
Numerator
  Net Income available for common shareholders - Basic                33,146           (472,635)
    Income Adjustments                                                     -                  -
                                                                ------------        -----------
  Net Income available for common shareholders - Diluted              33,146           (472,635)

Denominator
  Denominator for Basic EPS-weighted average shares                5,293,673          5,303,150
  Effect for Dilutive Securities
    Employee Stock Options                                            82,495                  -
                                                                -------------       -----------
  Denominator for diluted EPS                                      5,376,168          5,303,150
------------------------------------------------------------------------------------------------

Item  2           MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Management Discussion and Analysis contains a number of forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 (the "Act"). In particular, when used in the discussion, conditional expressions are intended to identify forward-looking statements within the meaning of the Act and are subject to the safe harbor created by the Act. Such statements are subject to certain risks and uncertainties and actual results could differ materially from those expressed in any of the forward-looking statements. Such risks and uncertainties include, but are not limited to, market conditions, the availability of components for, delays in the start of and production of the next generation of immersive displays, general acceptance of the Company's products and technologies, competitive factors, the ability to successfully complete additional financing and other risks discussed in any of the Company's SEC reports and filings.

General

n-Vision, Inc. ("Company"), a Delaware corporation, designs, develops, manufactures, and markets state of the art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. The Company's customers include Boeing, The Catholic University of America, Daimler Benz, Fuji Heavy Industries, Hughes Training, Iowa State University, Lockheed Martin, Lucent Technologies, NASA, Raytheon, The Walt Disney Company, U.S. Air Force, U.S. Navy, Volkswagen, and Volvo among others.



Results of Operations

Quarter Ended June 30, 1998 Compared to the Quarter Ended June 30, 1997
For the quarter ended June 30, 1998, the Company reported revenue of $870,027, a 40% increase compared to the same period ended June 30, 1997 where the Company reported revenue of $623,297. The increase was attributable primarily to an increased demand for the Company's off-the-shelf display systems as well as the continued delivery of systems pursuant to a $1.25 million contract to a subsidiary of The Walt Disney Company. This contract is expected to have little impact on revenue in the last two quarters of 1998. As of the date of this report, the Company had a backlog of delivered and undelivered systems totaling approximately $470,000.

The Company's gross margin on sales increased to 51% in the second quarter of 1998 from 42% during the same period in 1997. The increase is attributable to the product mix shift during the second quarter to favor higher margin units. The Company can make no assurances that the product mix will continue to favor high margin systems in the future.

General and administrative cost decreased to $222,699 for the three months ended June 30, 1998 from $327,013 during the same three-month period during 1997. The decrease is attributable to a number of factors. During 1997, the Company experienced a substantial increase in one-time general and administrative costs due to the need to upgrade its infrastructure to support the anticipated growth of the Company. During the latest three-month period, the Company was able to decrease these costs as the upgrades were substantially complete. Additionally, the upgrade in management information systems has enabled the Company to maintain or cut costs in other areas because of more effective cost management. The Company, however, can make no assurances that it can maintain or decrease costs in the future if the

Company continues its growth. A third factor that contributed to the decrease in general and administrative costs were savings in salaries to the executive management of the Company. These savings were achieved through attrition and voluntary salary reductions and should continue to contribute to the performance of the Company through the remainder of 1998.

Product Development costs decreased marginally to $95,683 during the second quarter of 1998 when compared to $103,139 during the second quarter of 1997. The decrease is due primarily to fewer new products in the development pipeline during 1998 when compared to 1997. The Company can make no assurances that it can continue to hold product development costs level as new technologies emerge that could help the Company continue to expand its product line of 3D immersive displays and thus allow the Company to penetrate new markets.

Similarly, marketing and sales costs decreased to $122,948 during the three-month period ended June 30, 1998 when compared to $136,677 during the same three-month period in 1997. The decrease was attributable primarily to fewer new product launches during the second quarter of 1998 when compared to the second quarter of 1997. The Company anticipates marketing and sales costs to increase during the remainder of 1998 with the unveiling of the Datavisor LCD. The Datavisor LCD is a product positioned at the "below $10,000" segment of the professional HMD market and could have appeal to a broader market than any of the Company's previous products. The advertising and promotion costs of this product could be substantial in the third and fourth quarters of 1998.

For the quarter ended June 30, 1998 the Company reported income from operations of $6,064 compared to a loss from operations of ($307,145) for the same period in 1997. The increase is primarily attributable to strong revenue growth, improving margins, and reductions in the operating costs of the Company resulting in the second consecutive quarter of profitability in 1998. The Company can make no assurances that it can maintain revenue growth, gross margins, or the current cost structure of the Company given the competitive industry in which the Company operates. During the three months ended June 30, 1998 the Company maintained a positive net interest margin of $10,868 compared to a positive net interest margin of $26,941 for the same period in 1997. The decease in net interest margin is the result of fewer interest earning deposits on hand during the period. For the quarter ended June 30, 1998 the Company reported Net Income of $16,932 compared to a net loss of ($280,204) for the same period in 1997.


Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997 For the six months ended June 30, 1998, the Company reported revenue of $1,969,899, a 57% increase compared to the same period ended June 30, 1997 where the Company reported revenue of $1,252,168. The increase was attributable primarily to an increased demand for the Company's off-the-shelf display systems as well as the delivery of systems pursuant to a $1.25 million contract to a subsidiary of The Walt Disney Company. This contract is expected to have little impact on revenue in the last six months of 1998. The Company's gross margin on sales increased to 49% in the first six months of 1998 from 44% during the same period in 1997. The increase is attributable to the product mix shift during the second quarter to favor higher margin units. The Company can make no assurances that the product mix will continue to favor high margin systems in the future.

General and administrative cost decreased to $518,993 for the six months ended June 30, 1998 from $642,604 during the same six-month period during 1997. The decrease is attributable to a number of factors. During 1997, the Company experienced a substantial increase in one-time general and administrative costs due to the need to upgrade its infrastructure to support the anticipated growth of the Company. During the latest three-month period, the Company was able to decrease these costs as the upgrades were substantially complete. Additionally, the upgrade in management information systems has enabled the Company to maintain or cut costs in other areas because of more effective cost management. The Company, however, can make no assurances that it can maintain or decrease costs in the future if the Company continues its growth. A third factor that contributed to the decrease in general and administrative costs were savings in salaries to the executive management of the Company. These savings were achieved through attrition and voluntary salary reductions during the second quarter and should continue to contribute to the performance of the Company through the remainder of 1998.

Product Development costs decreased marginally to $181,640 during the first six months of 1998 when compared to $197,157 during the first six months of 1997. The decrease is due primarily to fewer new products in the development pipeline during 1998 when compared to 1997. The Company can make no assurances that it can continue to hold product development costs level as new technologies emerge that could help the Company continue to expand its product line of 3D immersive displays and thus allow the Company to penetrate new markets.

Marketing and sales costs increased to $263,225 during the six-month period ended June 30, 1998 when compared to $256,532 during the same six-month period in 1997. The increase is primarily attributable to costs incurred during the first half of the period from products which were introduced in the last six month of 1997. The Company anticipates marketing and sales costs to increase during the remainder of 1998 with the unveiling of the Datavisor LCD. The Datavisor LCD is a product positioned at the "below $10,000" segment of the professional HMD market and could have appeal to a broader market than any of the Company's previous products. The advertising and promotion costs of this product could be substantial in the third and fourth quarters of 1998.

For the six months ended June 30, 1998 the Company reported income from operations of $8,532 compared to a loss from operations of ($542,124) for the same period in 1997. The increase is primarily attributable to strong revenue growth, improving margins, and reductions in the operating costs of the Company resulting in the second consecutive quarter of profitability in 1998. The Company can make no assurances that it can maintain revenue growth, gross margins, or the current cost structure of the Company given the competitive industry in which the Company operates. During the six months ended June 30, 1998 the Company maintained a positive net interest margin of $24,614 compared to a positive net interest margin of $69,489 for the same period in 1997. The decease in net interest margin is the result of fewer interest earning deposits on hand during the period. For the six months ended June 30, 1998 the Company reported Net Income of $33,146 compared to a net loss of ($472,635) for the same period in 1997.


Liquidity and Capital Resources
Working capital totaled $2,785,943 as of June 30, 1998 compared to a working capital balance of $3,436,741 as of June 30, 1997. The decrease is primarily attributable to operating losses sustained during 1997. The Company believes that the current level of working capital is sufficient to meet its needs through the end of the current year. Cash used for operations in the first six months of 1998 was primarily due to an increase in accounts receivable due to the large increase in credit sales which the company expects to collect in the third quarter of the year.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, financing of growth, and the possible acquisitions of related businesses and technologies. The Company believes that its current level of capital resources is sufficient to satisfy the anticipated cash requirements through the end of 1998. Additionally, the Company has 1,380,000 class A warrants outstanding with an exercise price of $5.50 per share. The warrants may be exercised, at the option of the holder, until their expiration date of May 28, 2001. The warrants are also subject to conversion at the Company's election if the price of the Company's common stock equals or exceeds $9.00 per share for 20 consecutive days within a period of 30 days. The Company, however, can make no assurances that investors would elect to exercise the warrants or that the conversion price can be reached since the current trading price has ranged from $.75 to $1.50.


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


Impact of Inflation and the Asian Financial Crisis
The Company believes that inflation has not had a material adverse effect on sales or costs. Additionally, the Company believes that the financial crises in Asia will not have adverse effects on its operating results during 1998. During 1997, less than 10% of the Company's revenue was derived from products sold to customers in Asia.


Year 2000 Issues
The Company's information systems are based on platforms and applications that Management believes are fully Year 2000 compliant. As a result, management believes the Company does not face significant Year 2000 issues.


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

No reports on Form 8-K were filed during the quarter June 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   August 7, 1998


                                n-VISION, INC.
                                (Registrant)




                                /S/ Harry S. Katrivanos
                                _____________________________________________
                                 Harry S. Katrivanos
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)