Form 10QSB
period 1998-09-30
N-VISION INC
filed 1998-11-13
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                       Commission file number: 000-28520


          ------------------------------------------------------------

                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)

          ------------------------------------------------------------



              Delaware                                          54-1741313
(State or other jurisdiction of incorporation or            (I.R.S. Employer
            organization)                                   Identification No.)


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

                                Yes (X)   No ( )

      The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 5,293,673 on September 30, 1998.

                                  FORM 10-QSB
                                     INDEX

                                                                           PAGE
                                                                           ----

PART I             FINANCIAL INFORMATION

           Item 1. Financial Statements


                   Balance Sheets as of September 30,
                   1998 and December 31, 1997          ....................  3

                   Statements of Operations for the
                   three months and nine months ended
                   September 30, 1998 and September
                   30, 1997                            ....................  4

                   Statements of Cash Flows For the
                   Nine months ended September 30,
                   1998 and September 30, 1997.        ....................  5

                   Notes to  Financial Statements      ....................  6

           Item 2. Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations               ....................  8


PART II            OTHER INFORMATION

           Item 6  Reports and Exhibits on Form 8-K.   .................... 12

                   SIGNATURES                          .................... 13

Exhibit    27      Financial Data Schedule             .................... 14

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                 September 30  December 31
                                                    1998          1997
                                                 ------------  -----------
                                                  (Unaudited)   (Audited)

                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                      $   443,303  $   876,805
  Investments                                      1,250,000    1,246,875
  Accounts Receivable
    Trade                                            506,755      252,270
    Other                                             70,116       15,335
  Inventories                                        759,664      843,868
  Prepaid Expenses                                    64,536       83,227
                                                 -----------  -----------
                  Total Current Assets             3,094,374    3,318,380


PROPERTY AND EQUIPMENT                               444,100      604,617
  (Net of Accumulated Depreciation)

OTHER ASSETS                                          17,149       27,193
                                                 -----------  -----------
                                                 $ 3,555,623  $ 3,950,190
                                                 ===========  ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Current Maturities- Note Payable - ATS         $   128,400  $   120,000
  Current Capital Lease Obligation                     8,754       24,599
  Accounts Payable                                   233,097      302,484
  Accrued Salaries and Benefits                       63,630      115,198
  Deferred Revenue and Warranty Reserve               85,913       72,665
                                                 -----------  -----------
                  Total Current Liabilities          519,795      634,946

NON-CURRENT LIABILITIES
  Note Payable-ATS                                   300,000      360,000
  Capital Lease Obligations                                -        2,497

COMMITMENTS AND CONTINGENCIES                              -            -

STOCKHOLDER'S EQUITY
  Common Stock (.01 Par, 5,293,673 Shares
    Outstanding)                                      52,937       52,937
  Paid in Capital                                 10,442,007   10,442,007
  Unrealized Loss on Investment                            -       (3,125)
  Accumulated Deficit                             (7,759,116)  (7,539,072)
                                                 -----------  -----------
                  Total Stockholder's Equity       2,735,828    2,952,747
                                                 -----------  -----------
                                                 $ 3,555,623  $ 3,950,190
                                                 ===========  ===========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                 Three months ended            Nine months ended
                                    September 30                  September 30
                               ----------------------        -----------------------
                                  1998        1997              1998         1997
                               ----------  ----------        ----------  -----------
                                    (Unaudited)                    (Unaudited)
Sales                          $  437,820  $  631,796        $2,407,719   $1,883,964
Cost of Sales                     210,642     308,454         1,208,151    1,006,453
                               ----------  ----------        ----------   ----------
  Gross Margin                    227,178     323,342         1,199,568      877,511

Operating Expenses
  General and Administrative      168,985     312,169           687,978      954,773
  Product Development             169,954     102,145           351,594      299,302
  Marketing and Sales             154,718     166,660           417,943      423,191
                               ----------  ----------        ----------   ----------
Loss from operations             (266,479)   (257,632)         (257,947)    (799,755)

Non-Operating Income
  (Expense)
Interest Income                    22,119      33,313            67,405      129,761
Interest Expense                   (8,831)    (12,013)          (29,503)     (38,973)
                               ----------  ----------        ----------   ----------
Loss before income taxes         (253,191)   (236,332)         (220,045)    (708,967)

  Income Tax expense                    -           -                              -
                               ----------  ----------        ----------   ----------
NET LOSS                       $ (253,191) $ (236,332)       $ (220,045)  $ (708,967)
                               ==========  ==========        ==========   ==========

Weighted average shares
outstanding                     5,293,673   5,293,673         5,293,673    5,299,990
                               ==========  ==========        ==========   ==========


Loss per Share                 $    (0.05) $   (0.04)        $    (0.04)  $    (0.13)
                               ==========  =========         ==========   ==========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                              Nine months ended
                                                                September 30
                                                           ------------------------
                                                              1998         1997
                                                           ----------   -----------
                                                           (Unaudited)  (Unaudited)
Cash Flows from operating activities
  Net Loss                                                 $(220,045)   $ (708,967)
  Adjustments to reconcile Net Loss to net cash
    Used in operating activities
      Depreciation and amortization                          202,491       123,765
      Loss on Disposal of Fixed Assets                        12,650        19,946
  Changes in assets and liabilities
     (Increase) in accounts receivable                      (254,485)     (364,434)
     Decrease in inventories                                  84,204        50,074
     (Increase) in prepaid expenses                           18,691       (18,111)
     (Increase) Decrease in other receivable                 (54,781)      (49,408)
     (Decrease) in accounts payable                          (69,387)       (9,572)
     (Decrease) Increase in accrued salaries and benefits    (51,568)       26,724
     Increase in accrued interest                              8,400        10,800
     (Decrease) Increase in Deferred Warranty and
        Warranty Reserve                                      13,248       (51,281)
                                                           ---------    ----------
  Total Adjustments                                          (90,537)     (261,497)
                                                           ---------    ----------
        Net cash used in operating activities               (310,582)     (970,464)

Cash flows from investing activities
  Purchase of property and equipment                         (44,578)     (288,979)
  Proceeds from sale of Fixed Assets                               -         9,243
                                                           ---------    ----------
        Net cash used in Investing activities                (44,578)     (279,736)

Cash flows from financing activities
  Payment of Long Term Note to ATS                           (60,000)      (60,000)
  Receipt of Subscriptions Receivable                              -         4,048
  Payments of Capital Lease Obligations                      (18,342)      (16,072)
                                                           ---------    ----------
        Net  Cash Used In Financing activities              (122,920)      (72,024)

                        Net Decrease in Cash               $(433,502)   (1,322,224)
                                                           =========    ===========

                         Ending Cash Balance                 443,303     1,100,615
                      Beginning Cash Balance                 876,805     2,422,839
                                                           ---------    ----------
                                                           $(433,502)   (1,322,224)
                                                           =========    ==========



        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



Note A     Interim Financial Statements

      The condensed financial statements for the three month and nine month periods ended September 30, 1998 and September 30, 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.
      In preparing financial statements in conformity with generally accepted accounting principals management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.


Note B     Earnings per share

      In 1997 the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings per Share." Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principals Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of the grant, no compensation expense is recognized. Basic EPS and Diluted EPS are the same for the three and nine month periods ending September 30, 1998 and September 30, 1997.

Loss per share of Common Stock is computed using weighted average shared outstanding for each period adjusted retroactively for stock splits. Common stock equivalents comprised of warrants convertible into common stock have not been included as they are anti-dilutive.

Note C     Reverse Stock Split

The Company has announced a special meeting of stockholders to be held on November 9, 1998 for the consideration of a one for two reverse stock split of its issued and outstanding shares of common stock.

The Company has mailed proxy materials to shareholders to seek approval to effect the reverse stock split.

The Company was informed by the Nasdaq Stock Market ("Nasdaq") that the Corporations stock price was not in compliance with the minimum per share price requirement for stock traded on Nasdaq and that the Company would be delisted from the Nasdaq if it did not trade at or above $1.00 per share for at least ten consecutive trading days prior to October 19, 1998. The Corporation has requested a hearing to appeal the delisting, which has the effect of staying the delisting pending the hearing. The Corporation believes that, if the reverse split is approved, there is a greater likelihood that the minimum bid price of the common stock will be maintained at a level over $1.00 per share. There are however, no assurances in this regard.

As a result of the reverse split, the 5,293,674 shares of common stock outstanding on September 30,1998 will become approximately 2,646,837 shares of common stock and any other shares issued prior to the effective date will be similarly adjusted.

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



Results of Operations

Quarter Ended September 30, 1998 Compared to the Quarter Ended September 30,
1997

For the quarter ended September 30, 1998, the Company reported revenue of $437,820, a 31% decrease compared to the same period ended September 30, 1997 where the Company reported revenue of $631,796. The decrease was attributable primarily to the completion of systems pursuant to a contract with a subsidiary of The Walt Disney Company. As previously reported, this contract is expected to have little impact on revenue in the last two quarters of 1998. As of the date of this report, the Company had a backlog of delivered and undelivered systems totaling approximately $219,647.

The Company believes that revenue for the fourth quarter of 1998, when compared to the same period of 1997, will continue to reflect the effect of the completion of the systems pursuant to a contract with a subsidiary of The Walt Disney Company.

The Company's gross margin on sales remained constant at 51% in the third quarter of 1998 and 51% during the same period in 1997. The Company can make no assurances that the gross margin on sales will continue in the future.

General and administrative cost decreased to $168,985 for the three months ended September 30, 1998 from $312,169 during the same three-month period during 1997. The decrease is attributable to a number of factors. During 1997, the Company experienced a substantial increase in general and administrative costs due to the need to upgrade its technological infrastructure to support the anticipated growth of the Company. During the latest three-month period, the Company was able to decrease these costs as the upgrades were substantially complete. Additionally, the upgrade in management information systems has enabled the Company to maintain or cut costs in other areas because of more effective cost management. The Company, however, can make no assurances that it can maintain or decrease costs in the future if the Company continues its growth. A third factor that contributed to the decrease in general and administrative costs were savings in salaries to the executive management of the Company. These savings were achieved through attrition and voluntary salary reductions and should continue to contribute to the performance of the Company through the remainder of 1998.

Product Development costs increased to $169,954 during the third quarter of 1998 when compared to $102,145 during the third quarter of 1997. The increase is due primarily to costs associated with the new Datavisor LCD product announced on July 21, 1998.

Marketing and sales costs decreased slightly to $154,718 during the three-month period ended September 30, 1998 when compared to $166,660 during the same three-month period in 1997. The Company anticipates marketing and sales costs to increase during the remainder of 1998 with the unveiling of the Datavisor LCD. The Datavisor LCD is a product positioned at the "below $10,000" segment of the professional HMD market and could have appeal to a broader market than any of the Company's previous products. The advertising and promotion costs of this product could be substantial in the fourth quarter of 1998 and first quarter of 1999, although no assurances can be given to the success of this product line.

For the quarter ended September 30, 1998 the Company reported a loss from operations of ($266,479) compared to a loss from operations of ($257,632) for the same period in 1997. The increase is primarily attributable to reduced levels of revenue which were offset by reduced operating expenses. The Company can make no assurances that it can maintain revenue, gross margins, or the current cost structure of the Company given the competitive industry in which the Company operates.

During the three months ended September 30, 1998 the Company maintained a positive net interest margin of $10,868 compared to a positive net interest margin of $21,300 for the same period in 1997. The decease in net interest margin is the result of fewer interest earning deposits on hand during the period. For the quarter ended September 30, 1998 the Company reported Net Loss of ($253,191) compared to a net loss of ($236,332) for the same period in 1997.


Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

For the nine months ended September 30, 1998, the Company reported revenue of $2,407,719, a 28% increase compared to the same period ended September 30, 1997 where the Company reported revenue of $1,883,964. The increase was attributable primarily to an increased demand for the Company's off-the-shelf display systems as well as the delivery of systems pursuant to a contract with a subsidiary of The Walt Disney Company. This contract is expected to have little impact on revenue in the last three months of 1998. The Company's gross margin on sales increased to 49% in the first nine months of 1998 from 47% during the same period in 1997. The increase is attributable to the product mix shift during the nine months to favor higher margin units. The Company can make no assurances that the product mix will continue to favor high margin systems in the future.

General and administrative cost decreased to $687,978 for the nine months ended September 30, 1998 from $954,773 during the same nine-month period during 1997. The decrease is attributable to a number of factors. During 1997, the Company experienced a substantial increase in one-time general and administrative costs due to the need to upgrade its infrastructure to support the anticipated growth of the Company. During the latest three-month period, the Company was able to decrease these costs as the upgrades were substantially complete. Additionally, the upgrade in management information systems has enabled the Company to maintain or cut costs in other areas because of more effective cost management. The Company, however, can make no assurances that it can maintain or decrease costs in the future if the Company continues its growth. A third factor that contributed to the decrease in general and administrative costs were savings in salaries to the executive management of the Company. These savings were achieved through attrition and voluntary salary reductions during the second quarter and should continue to contribute to the performance of the Company through the remainder of 1998.

Product Development costs increased to $351,594 during the first nine months of 1998 when compared to $299,302 during the first nine months of 1997. The increase is due primarily to costs associated with the new Datavisor LCD product announced on July 21, 1998. The Company can make no assurances that it can continue to hold product development costs at current levels as new technologies emerge that could help the Company continue to expand its product line of 3D immersive displays and thus allow the Company to penetrate new markets.

Marketing and sales costs decreased slightly to $417,943 during the nine-month period ended September 30, 1998 when compared to $423,191 during the same nine-month period in 1997. The Company anticipates marketing and sales costs to increase during the remainder of 1998 with the unveiling of the Datavisor LCD. The Datavisor LCD is a product positioned at the "below $10,000" segment of the professional HMD market and could have appeal to a broader market than any of the Company's previous products. The advertising and promotion costs of this product could be substantial in the fourth quarter of 1998 and the first quarter of 1999, although no assurances can be given to the success of this product line.

For the nine months ended September 30, 1998 the Company reported a loss from operations of ($257,947) compared to a loss from operations of ($799,755) for the same period in 1997. The reduced loss is primarily attributable to strong revenue growth in the first six months of the year, improving margins, and reductions in the operating costs of the Company. The Company can make no assurances that it can maintain revenue growth, gross margins, or the current cost structure of the Company given the competitive industry in which the Company operates.

During the nine months ended September 30, 1998 the Company maintained a positive net interest margin of $37,902 compared to a positive net interest margin of $90,788 for the same period in 1997. The decease in net interest margin is the result of fewer interest earning deposits on hand during the period. For the nine months ended September 30, 1998 the Company reported Net Loss of ($220,045) compared to a net loss of ($708,967) for the same period in 1997.


Liquidity and Capital Resources
Working capital totaled $2,574,579 as of September 30, 1998 compared to a working capital balance of $3,132,416 as of September 30, 1997. The decrease is primarily attributable to operating losses sustained during 1998. The Company believes that the current level of working capital is sufficient to meet its needs through the end of the current year. Cash used for operations in the first nine months of 1998 was primarily due to the operating loss, purchase of property and equipment, and debt service as depicted in the Statements of Cash Flow.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, financing of growth, and the possible acquisitions of related businesses and technologies. The Company believes that its current level of capital resources is sufficient to satisfy the anticipated cash requirements through the end of 1998. Additionally, the Company has 1,380,000 class A warrants outstanding with an exercise price of $5.50 per share. The warrants may be exercised, at the option of the holder, until their expiration date of May 28, 2001. The warrants are also subject to conversion at the Company's election if the price of the Company's common stock equals or exceeds $9.00 per share for 20 consecutive days within a period of 30 days. The Company, however, can make no assurances that investors would elect to exercise the warrants or that the conversion price can be reached since the current trading price has ranged from $0.72 to $1.56.




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

PART II     OTHER INFORMATION
-----------------------------

Item 6.     Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter September 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:  November 11, 1998


                                  n-VISION, INC.
                                  (Registrant)




                                  ____________________________
                                  Harry S. Katrivanos
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)