Form 10KSB40
period 1998-12-31
N-VISION INC
filed 1999-03-31
CIK 940518

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

                         Commission File No. 000-28520

                                n-VISION, INC.
               (Name of Registrant as specified in its Charter)


            Delaware                                       54-1741313
  -------------------------------               -------------------------------
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

                                 Yes (X) No ( )

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this Form 10-KSB, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The Registrant's revenues for its most recent fiscal year (1998) were $2,697,158.

         As of March 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $315,604.

         As of March 24, 1999, the Registrant had outstanding 2,656,719 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference into
Part II and Part III of this Form 10-KSB. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-KSB.

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

     (b) Description of Business.

     The Company was established in 1988 as an operating division of Advanced Technology Systems, Inc. ("ATS"), a McLean, Virginia information technology company. The Company was incorporated on September 16, 1994, and acquired all rights, title and interest in the Virtual Reality (VR) products and systems from ATS. The Company is a premier manufacturer of 3D Immersive Displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial and military applications. The Company registered the sale of its common stock and warrants to the public and became subject to the filing requirements of the Securities and Exchange Commission on May 28, 1996. Its corporate headquarters is located at 7680 Old Springhouse Road, First Floor, McLean, Virginia 22102, and its telephone number is 703-506-8808.

     The Company's products are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. At the beginning of the 1996 fiscal year, the Company was focused on the Datavisor 10x, a high performance Head Mounted Display System (HMD). During 1996, the Company completed and began marketing the second generation HMDs, the DatavisorHiRes and the Datavisor VGA. The Datavisor VGA included new features and utilizes special electronics to address the lower resolution needs of the less powerful workstations and personal computers that operate in the VGA environment. The Company also completed the development of the Virtual Binoculars, a hand-held display device available in both a high-resolution format and a VGA format. This product was aimed at the potential market in military and ship training systems. In the third quarter of 1996, the Company introduced the Datavisor 80, which maintains high-resolution capability but offers an expanded field of view, up to 120 degrees. The first model was delivered to NASA in November 1996 and a second unit was delivered in early January 1997.

     During the 1997 fiscal year, the Company focused on manufacturing and marketing the seven high performance display devices developed in prior years. These included the Datavisor HiRes and VGA products, the Datavisor 80 HiRes (high resolution) and VGA Virtual Binoculars, which garnered publicity when they were used by the Jet Propulsion Laboratory to view the Mars terrain in stereo. In the first quarter of the 1997 fiscal year, the Company concluded an engineering contract with a subsidiary of The Walt Disney Company to deliver its Viewport HMD product. This $476,000 effort led to a $1.25 million order, which was delivered primarily in the first half of 1998.

     In its attempt to broaden its customer base by expanding its product lines to offer lower-priced products, the Company introduced the Datavisor LCD, Virtual Binoculars LCD and Datavisor NVG in 1998. The Company's first shipments of the Datavisor LCD, a lightweight HMD, offered for just under $10,000, were in the fourth quarter of 1998. The Company also introduced its latest version of its Virtual Binoculars, which employed LCD technology to offer true VGA resolution at an affordable cost. The Datavisor NVG, high-resolution simulated night vision goggles, is an adaptation of the Company's core CRT (cathode ray tube) technology. The Datavisor NVG goggles are already being used by the Air Force to produce high-fidelity, low-cost night vision simulation that enables mission training. These new products are focused at bringing the Company closer to competition with the virtual reality products of large consumer electronics companies such as Olympus and Sony.

     The Company has 12 employees, all of whom are full-time employees. The Company is not unionized. Four persons left the Company last year, one of whom is retained on an "as-needed" consulting basis. Despite the staff and management attrition, the Company feels its relations with its employees are good.

     The Company continues to aggressively promote its products in international markets by enlisting resellers such as Deneb Robotics, Inc., Nihon Binary of Japan, Solidray Co. Ltd, Virtual Presence Ltd. and Virtual Reality Technologies Gmbh of Germany. The Company has sought representation overseas to reduce demonstration expenses and other marketing costs. Demonstrations are critical to sales success, and maintaining relationships with organizations in Europe and Japan have been important in reaching these markets with timely responses. Each distributor is trained in the use of the Company's products.

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

     The Company extends sales terms of net 30 days. Overseas sales are quoted in U.S. Dollars to reduce currency risk. The Company grants distributors a right to return products, within limits. During the past fiscal year no products sold to distributors have been returned. U.S. Government sales often take longer to collect due to the bureaucratic nature of the U.S. Government and the extra approval channels usually encountered. All receivables due from the U.S. Government to date have been collected.

     The major suppliers for the Company's products are: Brimar Ltd. of England and Lexel Imaging Systems, Inc. for high resolution miniature cathode ray tubes. The supply was critically low in late 1997 due to a tube delivery requiring correction and slowed delivery of products at year end. As a result, the Company dropped a supplier and added Lexel to alleviate these concerns. Other important suppliers include Vivitek Ltd., a Taiwan based manufacturer of electronics components, and Apex Precision, Inc., a local company that supplies machined parts as required. The Company has excellent relationships with these suppliers, and expects no change in the relationships.

     The Company's customers are diverse and none by itself is material to the Company except for a subsidiary of The Walt Disney Company, which accounted for 49% of total revenue in 1998. The U.S. Government is internally diverse with sales to the U.S. Army, U.S. Navy, NASA, and the U.S. Air Force. The Company has no contracts subject to renegotiation with the U.S. Government.

     During 1996 and 1997, the Company entered the high-value immersive display market, which is dominated by emerging commercial uses of head-mounted displays in large corporations such as are in the automotive and aerospace industries and the U.S. Government. The use of the products has moved swiftly in the automotive industry, as highly sophisticated ergonomic design models can be exercised using virtual driving and viewing. The aerospace market is divided into the military and civilian training applications for pilots and the design application market developing now as the automotive market developed in 1995 and 1996. The military services of Europe and the United States are experimenting with mission rehearsal systems, sighting systems, and other training applications. The medical market is a high-value developing market, but developing slowly. Inquiries are now being received as virtual reality demonstrations at medical conventions are stimulating awareness of potential applications. This market has potential as high resolution and quality are essential to the success of that type of business. Geographically, the markets in Europe and Japan are developing and evolving, with the European market ahead of the rest of the world. The Company has five distributors in Europe and two in Japan. The Company's major competitor for high-end federal systems and military applications is Kaiser Electro-Optics, Inc. ("Kaiser"). Commercial competitors include Fakespace, Inc. and Virtual Research Systems Inc.

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

     The Company is not required to obtain government approval for any of its products, and there are no restricting regulations concerning the products. The Company has completed certifications evidencing compliance with European EMC Directive 89/33EEC (CE Mark) which is required for the sale of products to non-technical users in the European market.

All research and development activities and related costs are treated as normal operating expenses of the Company in the period they are incurred.

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

     (b) The Company has made no real estate investments during the 1998 fiscal year.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on November 9, 1998 in order for the Company to submit to stockholder vote the adoption and approval of an amendment and restatement of the Company's Certificate of Incorporation to effect a one-for-two reverse stock split of the issued and outstanding shares of the Company's Common Stock. The matter was approved by a majority vote of the stockholders. Pursuant to the report of the inspector of election for the Special Meeting, 4,979,713 votes were cast in favor of the proposed matter and 105,775 votes were cast against the matter. The inspector of elections counted 3,890 abstentions and no broker non-votes as to the matter.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     From the date of the Company's initial public offering of its Common Stock and Class A Warrants, May, 1996 until December 11, 1998, the Company's Common Stock and Class A Warrants traded on The Nasdaq Stock Market SmallCap Market under the symbols "NVSN" and "NVSNW", respectively. On December 11, 1998, the Company's Common Stock was delisted from trading on the Nasdaq SmallCap Market due to the Company's inability to meet the SmallCap Market's minimum bid requirements. Since December 14, 1998, the Company's Common Stock has traded on the non-Nasdaq over-the-counter bulletin board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and trading volume in over-the-counter equity securities. On December 31, 1998, the Common Stock closed at $0.50 per share and the Warrants closed at $.01 per share. The table below shows the high and low bid information by quarter for the Common Stock and Warrants for fiscal years 1998 and 1997.


                        Common        Common
                        Stock         Stock        Warrants       Warrants
                         HIGH          LOW           HIGH           LOW
                         ----          ---           ----           ---
Fiscal Year 1998
----------------

First Quarter            1.81          0.75         0.22            0.06

Second Quarter           1.50          0.75         0.28            0.09

Third Quarter            1.63          0.72         0.22            0.09

Fourth Quarter           0.88          0.19(1)      0.19            0.01


Fiscal Year 1997
----------------

First Quarter            0.75          0.41          0.16          0.06

Second Quarter           0.66          0.41          0.09          0.06

Third Quarter            2.94          0.41          0.34          0.03

Fourth Quarter           2.66          1.00          0.41          0.13

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(1) Quotations reflect one-for-two reverse stock split effective November 27, 1998.

     (b) Holders.

     As of March 24, 1999, there are approximately 23 holders of record of the Common Stock and 7 holders of record of the Warrants. Included in the number of holders of record are approximately 829 beneficial securities holders of the Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The information required by this Item is incorporated by reference to pages 6 through 9 of the Company's 1998 Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

     The information required by this Item is incorporated by reference to pages 10 through 17 of the Company's 1998 Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" and the section captioned "Proposal 1. Election of Directors" in the Company's 1999 Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Company's 1999 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section captioned "Proposal 1. Election of Directors" in the Company's 1999 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     List of Exhibits.

     3.1**  Amended and Restated Certificate of Incorporation of the Company

     3.2*   Bylaws of the Company

     10.1*  Employment Agreement of Delmar J. Lewis, as amended

     10.2*  Employment Agreement of Christopher J. Lewis, as amended

     10.3*  Asset Purchase Agreement, dated November 1, 1994

     11 Computation of Per Share Earnings (Incorporated by reference to page 14 of the 1998 Annual Report)

     13     Portions of 1998 Annual Report

     23     Consent of Grant Thornton LLP (filed herewith)

     27     Financial Data Schedule (filed herewith)

     99***  1999 Proxy Statement

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, filed on April 19, 1996, and any amendments thereto (Registration No. 333-3098).

** Incorporated by reference into this document from the Proxy Statement for the Special Meeting of Stockholders of the Company dated October 19, 1998.

***  To be filed within 120 days of the Company's fiscal year end.

     (a) Exhibits.

     All exhibits are listed in the Exhibit Index, which is incorporated herein by reference.

     (b) Reports on Form 8-K.

     The Company filed no Forms 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to the signed on its behalf by the undersigned, thereunto duly authorized.

n-VISION, INC.

(Registrant)

By:  /s/ Delmar J. Lewis
     -------------------------
     Delmar J. Lewis
     Chairman of the Board and
     Chief Executive Officer


Dated:  March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 n-VISION, INC.
                                  (Registrant)


/s/ Claude H. Rumsey, Jr                          Dated:  March 31, 1999
------------------------------------
Claude H. Rumsey, Jr.
Director

/s/ Ronald C. Wilgenbusch                         Dated: March 31, 1999
------------------------------------
Rear Admiral Ronald C. Wilgenbusch, USN
(Retired)
Director

/s/ Christopher J. Lewis                          Dated: March 31, 1999
------------------------------------
Christopher J. Lewis
President, Chief Operating Officer,
Corporate Secretary and Director

/s/ Delmar J. Lewis                               Dated: March 31, 1999
------------------------------------
Delmar J. Lewis
Chairman of the Board and
Chief Executive Officer

/s/ Eric A. Hall                                  Dated: March 31, 1999
------------------------------------
Eric A. Hall
Principal Financial Officer

                                  EXHIBIT INDEX

                                 n-VISION, INC.

                             EXHIBITS TO FORM 10-KSB



Exhibit                                                                        Sequentially
Number                             Identification                              Numbered Page
------                             --------------                              -------------

  13     Portions of 1998 Annual Report

  23     Consent of Grant Thornton LLP

  27     Financial Data Schedule