Form 10QSB
period 1999-03-31
N-VISION INC
filed 1999-05-04
CIK 940518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number: 000-28520


              -----------------------------------------------------
                                 N-VISION, INC.
             (Exact name of registrant as specified in its charter)
              -----------------------------------------------------


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

                                Yes ( X ) No ( )

        The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,651,523 on March 31, 1999.

                                                FORM 10-QSB
                                                   INDEX

                                                                         PAGE
                                                                       -------
PART I            FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance  Sheets as of March 31,
                  1999 and December 31, 1998       ..........................3

                  Statements  of  Operations  for
                  the three  months  ended  March
                  31, 1999 and March 31, 1998      ..........................4

                  Statements of Cash Flows for
                  the three months ended March
                  31, 1999 and March 31, 1998      ......................... 5

                  Notes to Financial Statements    ..........................6

        Item 2.   Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations        ..........................7

PART II           OTHER INFORMATION

        Item 6.   Reports and Exhibits on Form     ..........................11

                  SIGNATURES                       ..........................12

Exhibit 27        Financial Data Schedule          ..........................13

PART I  FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS

                                 N-VISION, INC.
                                 BALANCE SHEETS


                                                March 31,      December 31,
                                                  1999             1998
                                              -----------------------------
                                               (Unaudited)      (Audited)
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents             $     1,327,226     $  1,669,302
     Accounts Receivable
          Trade                                    137,683          236,054
          Other                                          -              400
     Inventories                                   937,624          974,099
     Prepaid Expenses                               37,727           53,580
                                               -----------------------------

TOTAL CURRENT ASSETS                             2,440,260        2,933,435

PROPERTY AND EQUIPMENT                             382,323          420,049
     (Net of Accumulated Depreciation)

OTHER ASSETS                                        10,453           13,801
                                               -----------------------------

                                           $     2,833,036     $  3,367,285
                                               =============================



                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current Maturities-Long Term Note Due ATS          $      127,200  $       120,000
     Current Portion of Capital Lease Obligation                     -            2,225
     Accounts Payable                                           25,251          359,561
     Accrued Salaries and Benefits                              75,508           64,280
     Deferred Revenue and Accrued Warranty Costs                79,843          102,432
                                                            ----------------------------

TOTAL CURRENT LIABILITIES                                      307,802          648,498


LONG TERM LIABILITIES
     Note Payable-ATS                                          240,000          240,000

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 2,651,523 shares             26,515           26,515
    issued and outstanding
     Paid in Capital                                        10,473,679       10,473,679
     Accumulated Deficit                                    (8,214,960)      (8,021,407)
                                                            ----------------------------

TOTAL STOCKHOLDERS' EQUITY                                   2,285,234        2,478,787
                                                            ----------------------------
                                                        $    2,833,036  $     3,367,285
                                                            ============================

                                 N-VISION, INC.




        The accompanying notes are an integral part of these statements.


                            STATEMENTS OF OPERATIONS

                                                    Three months ended
                                                         March 31,
                                                --------------------------
                                                    1999          1998
                                                --------------------------
                                                        (Unaudited)
SALES                                        $      307,600  $  1,099,872

COST OF SALES                                       125,519       574,875
                                                -------------------------
GROSS MARGIN                                        182,081       524,997
OPERATING EXPENSES
     General and Administrative                     229,691       296,293
     Product Development                             49,785        85,957
     Marketing and Sales                            101,687       140,276
                                                -------------------------
INCOME (LOSS) FROM OPERATIONS                      (199,082)        2,471

NON-OPERATING INCOME (EXPENSE)
     Interest Income                                 12,753        24,183
     Interest Expense                                (7,225)      (10,435)
                                                -------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  (193,554)       16,219

PROVISION FOR INCOME TAXES                               -             -
                                                -------------------------
NET INCOME (LOSS)                             $    (193,554)    $  16,219
                                                =========================

Weighted average shares outstanding -             2,651,523     2,646,836
Basic

Income (Loss) per Share - Basic               $        (.07)   $      .01

Weighted average shares outstanding -             2,651,523     2,678,208
Diluted

Income (Loss) per Share - Diluted             $        (.07)   $      .01


        The accompanying notes are an integral part of these statements.


                                 N-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                               Three months ended
                                                                    March 31,
                                                           ----------------------------
                                                              1999            1998
                                                           -----------------------------
                                                           (Unaudited)     (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                         (193,554)          16,219
                                                           -----------------------------

   Adjustments to reconcile Net Income (Loss) to net
cash used
  in operating activities
    Depreciation and amortization                              67,132           63,582
    Loss on Disposal of Fixed Assets                              381              186
    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable               98,371         (599,088)
      (Increase) Decrease in inventories                       36,474           73,032
      (Increase) Decrease in prepaid expenses                  15,854           35,833
      (Increase) Decrease in Other Receivable                     400          (19,479)
      (Decrease) Increase in accounts payable                (334,310)        (160,809)
      (Decrease) Increase in Accrued Interest                   7,200            9,600
      (Decrease) Increase in accrued salaries and              11,228            1,214
        benefits
      (Decrease) Increase in Deferred Revenue and             (22,589)          66,124
        Warranty
                                                           -----------------------------
Total Adjustments                                            (119,859)        (529,805)
                                                           -----------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (313,413)        (513,586)
                                                           -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                         (26,788)         (12,692)
   Proceeds from sale of fixed assets                             350               -
                                                           -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                         (26,438)        (12,692)
                                                           -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of Capital Lease Obligations                       (2,225)          (5,913)
                                                           -----------------------------
NET CASH USED IN FINANCING ACTIVITIES                          (2,225)          (5,913)
                                                           -----------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (342,076)        (532,191)

CASH AND CASH EQUIVALENTS AT BEGINNING OF QUARTER           1,669,302          876,805
                                                           =============================
CASH AND CASH EQUIVALENTS AT END OF QUARTER                $1,327,226       $  344,614
                                                           =============================


        The accompanying notes are an integral part of these statements.

                                 N-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A         INTERIM FINANCIAL STATEMENTS

        The condensed financial statements for the three month periods ended March 31, 1999 and March 31, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.
        In preparing financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B         EARNINGS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 "Earnings per Share." Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. Options are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of the grant, no compensation expense is recognized.
        The following table sets forth the reconciliation between basic and diluted EPS.


                                                          1999                 1998
----------------------------------------------------- -------------- ---- ---------------
NUMERATOR
   Net Income  available for common  shareholders  -      (193,554)               16,217
      Basic Income Adjustments                                   -                     -
                                                      --------------      ---------------
   Net Income  available for common  shareholders  -      (193,554)               16,217
      Diluted

DENOMINATOR
   Denominator for Basic EPS-weighted average shares     2,651,523             2,646,836
   Effect for Dilutive Securities
     Employee Stock Options                                      -                31,371
                                                      --------------      ---------------
   Denominator for diluted EPS                           2,651,523             2,678,208

----------------------------------------------------- -------------- ---- ---------------

ITEM  2        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Some statements in this Management's Discussion and Analysis contain forward-looking information that involve a number of risks and uncertainties, the possible realization of which could have material adverse effects on the Company's operating results. Factors that may cause actual results to differ materially include: development of new products, and rapid change in technology that may displace products sold by the Company; the highly competitive market in which the Company operates; dependence upon a limited number of suppliers for product components, fluctuation in the Company's quarterly results of operations due to the timing of orders from customers; and other risk factors listed in the Company's SEC filings including but not limited to Form SB-2 Registration Statement dated April 2, 1996 and any amendments thereto, as well as the Annual Report to Shareholders for the year ended December 31, 1998.


GENERAL

N-Vision, Inc. ("Company"), a Delaware corporation, designs, develops, manufactures, and markets state-of-the-art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. The Company's customers include BMW, Boeing, Johns Hopkins University, Lockheed Martin, NASA, Olympus America, Raytheon, U.S. Air Force, U.S. Navy, Volvo, Wesson International, and a subsidiary of The Walt Disney Company, among others.

Since the completion of its initial public offering in May 1996, the Company's revenues have increased yearly from $1.1 million for the year ended 1996 to approximately $2.7 million in 1998. Despite revenue increases and decreases in the overall operational expenses, the Company continues to incur operating losses. Management believes the Company possesses sufficient liquid working capital to maintain operations in 1999. The primary challenges facing the Company in its attempt to generate consistent profits are:

o Dependence on a relatively small number of customers and the consequent need to generate larger orders.

o   Need for expansion of customer base.

o Competitive pressure to offer lower priced products while maintaining profitable margins and superior quality.

o Limitation on the Company's growth posed by a still-developing market for Virtual Reality (VR) applications.

At present, management remains committed to facing these and other challenges by expanding product lines to offer lower-priced products and solutions and penetrating new markets or attracting customers worldwide via its network of distributors. In addition, management is aware of the need for maintaining control of its operating costs. The Company's success in implementing its plans in order to generate profits cannot be assured. Therefore, management's plans in the future could include, but are not limited to, a merger or acquisition of the Company with a strategic partner, introduction of other new products or service lines complementary to its existing business, or other transactions aimed at maximizing shareholder value. At this time, management is not contemplating any particular transaction.

FINANCIAL CONDITION

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998
For the quarter ended March 31, 1999, the Company reported cash and cash equivalents of $1,327,226, a 285% increase from the prior year in which the Company reported cash and cash equivalents of $344,614. This increase is the direct result of the sale of investments that consisted of debt securities, the proceeds being placed in a money market account. Accounts receivable at March 31, 1999 was 137,683, a decrease of 84% from the March 31, 1998 balance of $886,172. Inventories increased by 21% to $937,624 from $775,129 at March 31, 1998, due mainly to the purchase of parts for the Datavisor LCD and Datavisor NVG. Net Property Plant and Equipment decreased by 31% from $552,596 at March 31, 1998 to $382,323 at March 31, 1999. This decrease is the result of current year depreciation rates. Current liabilities decreased by 44%. Accounts payable decreased 82%, due to the payment of purchases made in the fourth quarter of 1998. Accrued salaries and vacation decreased by 35%, due to the lower overall payroll. Deferred revenue and accrued warranty costs decreased by 42%. The long-term portion of the unsecured note payable to ATS decreased by 33% during 1998 to $240,000. The outstanding balance of this loan now stands at $360,000 with interest due on principal outstanding of 8% per annum. Principal payments of $60,000 are payable twice each year in June and December. Annual maturities of this note for each of the next three years are $120,000 after which the note will be paid in full.


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998
For the quarter ended March 31, 1999, the Company reported revenue of $307,600 from the sale of 5 units of its immersive display products and systems, a 72% decrease compared to the same period ended March 31, 1998 when the Company reported revenue of $1,099,872 from the sale of 52 units. The decrease was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company to fill a $1.25 million order in 1998. The Company's gross margin on sales increased to 59% in the first quarter of 1999 compared to 48% in the first quarter of 1998. As of March 31, 1999 the Company had a backlog of delivered and undelivered products and services of approximately $211,898.

Operating expenses for the three months ended March 31, 1999 decreased to $381,163 when compared to the same three month period in 1998 where operating expenses where $522,526. The decrease in operating expenses was the combined result of lower product development, general and administrative, and marketing and sales costs. Management is currently evaluating the cost structure of the Company so as to determine if additional savings can be made. No assurances can be made that costs can be decreased or maintained at the current rate of growth of the Company.

For the quarter ended March 31, 1999, the Company reported a loss from operations of $199,082 compared to income from operations of $2,471 for the same period in 1998. The decrease is primarily attributable to decreased revenues. The Company intends to continue to aggressively market its current products as well as introduce new products so as to improve revenue growth. No assurances can be made that revenue growth will continue and that margins can be sustained at the current levels.

Non-operating income for the three months ended March 31, 1999 was $12,753 compared to $24,183 for the same three month period in 1998. Non-operating expenses were $7,225 for the first quarter in 1999 compared to $10,435 in the first quarter in 1998, resulting in a positive net interest margin of $5,528 for the first quarter in 1999 compared to a positive net interest margin of $42,548 for the first quarter in 1998. The decrease in interest margin was primarily attributable to lower cash on hand.

For the quarter ended March 31, 1999, the Company reported a net loss of $193,554 and loss per share of $0.07 compared to a net profit of $16,219 and earnings per share of $0.01 for the same three month period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital totaled $2,132,458 as of March 31, 1999 compared to a working capital balance of $2,752,525 as of March 31, 1998. The decrease is primarily attributable to operating losses sustained during 1998. The Company believes that the current level of working capital is sufficient to meet its needs through the end of the current year. The decrease in Net Cash during the first quarter of 1998 was primarily due to the decrease in accounts payable.

Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, financing of growth, and the possibility of acquisitions of related businesses or technologies. The Company believes that current level of capital resources is sufficient to satisfy the anticipated cash requirements through the end of 1999. Additionally, the Company has 1,380,000 Class A warrants for $11.00 per share outstanding which may be exercised during a four-year period expiring May 29, 2001. The warrants are also subject to redemption at the Company's election if the Company's common stock price equals or exceeds $18.00 per share for 20 consecutive trading days within a period of 30 days. The Company, however, can make no assurances that investors will elect to exercise the warrants or that the required conversion price or redemption price can be reached since the current trading price has been approximately in the $0.12-$0.50 range. Until operations improve, and the Company obtains additional underwriting support to replace its prior underwriter, who is no longer in business, the Company's ability to generate proceeds from the conversion of the warrants may be adversely affected.


INCOME TAXES
The Company is organized as a C Corporation and pays income taxes based upon accrual based taxable income adjusted for differences in the timing of reporting certain expenses for tax and financial statement purposes. The Company's income taxes payable, if any, that may arise in the future may be offset by credits available for certain research and development expenditures incurred.

As of December 31, 1998, the Company had a net operating loss carryforward available to offset future taxable income generated through 2018 of approximately $3,800,000. The deferred tax asset associated with these benefits has been fully reserved in the Company's financial statements because of the uncertainty surrounding future profitability. In the event of a change in control of the Company, use of such a carryforward could be reduced.


IMPACT OF INFLATION AND THE ASIAN FINANCIAL CRISIS
The Company believes that inflation has not had a material adverse effect on sales or costs. Additionally, the Company believes that the financial crisis in Asia will not have material adverse effects on the Company's operating results during 1999. During 1998, less than 6% of the Company's revenue was derived from products sold to customers in Asia.


YEAR 2000 ISSUES
The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 Problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company has conducted a review of its internal computer and other systems deemed to be date sensitive to assess its exposure to the Year 2000 problem. The Company has already modified or replaced certain internal systems that are not Year 2000 compliant. Based upon the review, management believes that the Company's internal systems will be compliant by mid-1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 problem could have a material adverse effect on the operations of the Company.

Additionally, the Company is communicating with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the Company's exposure to third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted in a timely manner, or that representations made to the Company by third parties will be accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 problem could have a material adverse effect on the operations of the Company.


The Company's Year 2000 conversion efforts have not been budgeted or tracked as separate projects, but have been occurring in conjunction with normal sustaining activities. All costs related to the Company's Year 2000 problem are being expensed as incurred, while the cost of new hardware or software is being capitalized or amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial condition or results of operations. Specifically, as of December 31, 1998, the Company has spent less than $50,000 and anticipates spending less than $25,000 thereafter. These costs and the estimated mid-1999 completion date are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company does not have a contingency plan relative to the Year 2000 problem, although it intends to develop one before June 30, 1999. Such contingency plan may include readiness to switch to Year 2000 compliant vendors or stockpiling raw materials in the fourth quarter of 1999. However, at this time management has not contemplated any particular actions.

The Company's products make no internal calculations regarding dates. Therefore, the Company's products do not pose a Year 2000 compliance issue. Although the Company has no reason to conclude that any specific supplier represents a material risk, the most likely risk would entail production disruption due to inability of suppliers, some of whom represent the sole source of component parts for certain items, to deliver such critical parts. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse effect on results of operations, liquidity or financial condition of the Company.

The preceding Year 2000 issue discussion contains various forward-looking statements, which represent the Company's belief or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the renovation and testing phases of its Year 2000 program as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and renovate all date sensitive lines of computer code or to replace embedded computer chips in affected systems and equipment; and the actions of government agencies or other third parties with respect to Year 2000 problems.


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

No reports on Form 8-K were filed during the quarter ending March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:  May 5, 1999


                                            n-VISION, INC.
                                            (Registrant)




--------------------------------------------------------------------------------
                                           /S/  Eric A. Hall
                                              ---------------
                                            Eric A. Hall
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)