Form 10QSB
period 1999-07-30
N-VISION INC
filed 1999-08-16
CIK 940518

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number: 000-28520


             -------------------------------------------------------
                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)
             -------------------------------------------------------

                Delaware                                      54-1741313
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)



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

                                Yes ( X ) No ( )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,651,523 on August 6, 1999.

================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                          PAGE
                                                                         ------
PART I               FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance  Sheets  as of June 30,  1999
                     and December 31, 1998..........................          3

                     Statements  of  Operations   for  the
                     three  months  and six  months  ended
                     June 30, 1999 and June 30, 1998................          4

                     Statements of Cash Flows for the six
                     months ended June 30, 1999 and June
                     30, 1998.......................................          5

                     Notes to Financial Statements..................          6

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations.....................................          7

PART II              OTHER INFORMATION

         Item 1      Legal Proceedings..............................         11

         Item 4      Submission of Matters to a Vote of
                     Security Holders...............................         11

         Item 6      Exhibits and Reports on Form 8-K...............         11

                     SIGNATURES.....................................         13

Exhibit  10.2        Consulting Agreement with Christopher..........         14
                     J. Lewis

Exhibit  27          Financial Data Schedule........................         17

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

                                 n-VISION, INC.
                                 BALANCE SHEETS



                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                        -------------- --------------------
                                                                         (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $        1,009,085  $        1,669,302
     Accounts Receivable                                                      245,600             236,454
     Inventories                                                              859,643             974,099
     Prepaid Expenses                                                          90,086              53,580
                                                                   ------------------- ------------------

TOTAL CURRENT ASSETS                                                        2,204,414           2,933,435

PROPERTY AND EQUIPMENT                                                        352,940             420,049
     (Net of Accumulated Depreciation)

OTHER ASSETS                                                                    7,105              13,801
                                                                   ------------------- ------------------

                                                                   $        2,564,459  $        3,367,285
                                                                   =================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current Maturities-Long Term Note Due ATS                     $           120,000  $          120,000
     Current Portion of Capital Lease Obligation                                     0               2,225
     Accounts Payable                                                          106,159             359,561
     Accrued Salaries and Benefits                                              64,235              64,280
     Deferred Revenue and Accrued Warranty Costs                                63,150             102,432
                                                                   ------------------- ------------------

TOTAL CURRENT LIABILITIES                                                      353,544             648,498


LONG TERM LIABILITIES
     Note Payable-ATS                                                          180,000             240,000

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value, 2,651,523 shares issued and                  26,515              26,515
     outstanding
     Paid in Capital                                                        10,473,679          10,473,679
     Accumulated Deficit                                                    (8,469,279)         (8,021,407)
                                                                   ------------------- ------------------

TOTAL STOCKHOLDERS' EQUITY                                                   2,030,915           2,478,787
                                                                   ------------------- ------------------
                                                                   $         2,564,459  $        3,367,285
                                                                   =================== ==================

 The  accompanying  notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS


                                             Three months ended                         Six months ended
                                                   June 30                                  June 30
                                        ------------------------------            -----------------------------
                                            1999             1998                     1999            1998
                                        -------------     ------------            -------------    ------------
                                                 (Unaudited)                              (Unaudited)
Sales                                $      339,869    $     870,027           $       647,469  $    1,969,899
Cost of Sales                               184,764          422,633                   310,282         997,509
                                     --------------    -------------            --------------  --------------
     Gross Margin                           155,105          447,394                   337,187         972,390

Operating Expenses
     General and Administrative             224,177          222,699                   453,868         518,993
     Product Development                     90,869           95,683                   140,654         181,640
     Marketing and Sales                     99,301          122,948                   200,989         263,225
                                     --------------    -------------            --------------  --------------
Income (Loss) from operations              (259,242)           6,064                  (458,324)          8,532

Non-Operating Income
     (Expense)
Interest Income                              12,124           21,104                    24,877          45,286
Interest Expense                             (7,200)         (10,236)                  (14,425)        (20,672)
                                     --------------    -------------            --------------  --------------
Loss before income taxes                   (254,318)          16,932                  (447,872)         33,146

     Income Tax expense                           -                -                         -               -
                                     --------------    -------------            --------------  --------------
Net Income (Loss)                    $     (254,318)   $      16,932           $      (447,872) $       33,146
                                     ==============    =============           ===============  ==============

Weighted average shares outstanding       2,651,523        2,646,836                 2,651,523       2,646,836
                                     ==============    =============           ===============  ==============

Income (Loss) per Share              $         (.10)   $         .01           $          (.17) $          .01
                                     ==============    =============           ===============  ==============

Weighted average shares                   2,651,523        2,687,897                2,651,523        2,688,083
Outstanding - Diluted
                                     ==============    =============           ===============  ==============

Income (Loss) per Share -
Diluted                                        (.10)             .01                      (.17)            .01
                                     ==============    =============           ===============  ==============


 The  accompanying  notes are an integral part of these statements.

                                n-VISION, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                Six months ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                            1999               1998
                                                                        -------------- -- ----------------
                                                                         (Unaudited)        (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                 $      (447,872)  $          33,146
                                                                     ---------------   -----------------

   Adjustments to reconcile Net Income (Loss) to net cash used in operating activities
     Depreciation and amortization                                           132,432             127,531
     Loss on Disposal of Fixed Assets                                          4,897               1,404
     Changes in assets and liabilities
        (Increase) Decrease in accounts receivable                            (9,546)          (469,258)
        (Increase) Decrease in inventories                                   114,455             156,183
        (Increase) Decrease in prepaid expenses                              (36,506)              6,331
        (Increase) Decrease in Other Receivable                                  400             (36,448)
        (Decrease) Increase in accounts payable                             (253,401)           (191,048)
        (Decrease) Increase in accrued salaries and benefits                     (45)            (42,694)
        (Decrease) Increase in Deferred Revenue and Warranty                 (39,282)             53,018
          Reserve
                                                                     ---------------   -----------------
Total Adjustments                                                            (86,596)           (394,981)
                                                                     ---------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                                       (534,468)           (361,835)
                                                                     ---------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                        (64,265)            (15,452)
   Proceeds from sale of fixed assets                                            741                  -
                                                                     ---------------   -----------------

NET CASH USED IN INVESTING ACTIVITIES                                        (63,524)            (15,452)
                                                                     ---------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of Long Term Note - ATS                                          (60,000)            (60,000)
   Payments of Capital Lease Obligations                                      (2,225)            (12,025)
                                                                     ---------------   -----------------

NET CASH USED IN FINANCING ACTIVITIES                                        (62,225)            (72,025)
                                                                     ---------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (660,217)           (449,312)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                     1,669,302             876,805

                                                                     ===============   =================
CASH AND CASH EQUIVALENTS AT JUNE 30                                 $     1,009,085   $         427,493
                                                                     ===============   =================

 The  accompanying  notes are an integral part of these statements.

                                 n-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A   INTERIM FINANCIAL STATEMENTS

         The condensed financial statements for the three month and six month periods ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.
         In preparing financial statements in conformity with generally accepted accounting principles management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B   EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 - "Earnings per Share." Statement 128 replaces the presentation of primary and fully diluted earnings per share ("EPS") pursuant to Accounting Principles Board Opinion No. 15 with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then shared in the earnings of the Company. Options granted to employees are accounted for in accordance with APB 25, whereby if options are priced at fair market value or above at the date of the grant, no compensation expense is recognized.
         The following table sets forth the reconciliation between basic and diluted EPS.



Six Months Ended June 30,                                                    1999               1998
---------------------------------------------------------------------------------------------------------
NUMERATOR
   Net Income (Loss) available for common shareholders - Basic               (447,872)             33,146
      Income Adjustments                                                            -                   -
                                                                        ---------------     --------------
   Net Income (Loss) available for common shareholders - Diluted             (447,872)             33,146

DENOMINATOR
   Denominator for Basic EPS-weighted average shares                        2,651,523           2,646,836
   Effect for Dilutive Securities
     Employee Stock Options                                                         -              41,247
                                                                        ---------------     --------------
   Denominator for diluted EPS                                              2,651,523           2,688,083

---------------------------------------------------------------------------------------------------------

ITEM  2  MANAGEMENT'S DISCUSSION AND ANALYSIS
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


GENERAL

n-Vision, Inc. ("Company"), a Delaware corporation, designs, develops, manufactures, and markets state-of-the-art 3D immersive displays for use in advanced visualization applications, products, and systems for a variety of commercial, industrial, and military applications. The Company's products and systems are marketed worldwide, but principally to customers in North America, Europe, and the Pacific Rim. The Company's customers include BMW, Boeing, Johns Hopkins University, Lockheed Martin, NASA, Raytheon, U.S. Air Force, U.S. Navy, Volvo, and a subsidiary of The Walt Disney Company, among others.


FINANCIAL CONDITION

SIX MONTHS PERIOD ENDED JUNE 30, 1999
For the six months ended June 30, 1999, the Company reported cash and cash equivalents of $1,009,085, a 39% decrease from December 31, 1998 when the Company reported cash and cash equivalents of $1,669,302. This decrease is due to the lower level of revenue and increase in losses in the first six months of the year. Accounts receivable at June 30, 1999 was 245,600, an increase of 4% from the December 31, 1998 balance of $236,454. Inventories decreased by 12% to $859,643 from $974,099 at December 31, 1998. Net Property Plant and Equipment decreased by 16% from $420,049 at December 31, 1998 to $352,940 at June 30, 1999. This decrease is the result of current year depreciation rates. Current liabilities decreased by 45% to $353,544 on June 30, 1999 from $648,948 on December 31, 1998. Accounts payable decreased by 70% to 106,159 on June 30, 1999 from $359,561 on December 31, 1998. This decrease is attributable to inventory purchases made at the end of 1998 that were paid in the first quarter of 1999. Accrued salaries and vacation remained relatively unchanged. Deferred revenue and accrued warranty costs decreased by 38% to $63,150 from $102,432 at December 31, 1998. The long-term portion of the unsecured note payable to ATS decreased by 25% during the past six months to $180,000. The outstanding balance of this loan now stands at $300,000 with interest due on principal outstanding of 8% per annum. Principal payments of $60,000 are payable twice each year in June and December. Annual maturities of this note for each of the next three years are $120,000, after which the note will be paid in full.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998 For the three months ended

June 30, 1999, the Company reported revenue of $339,869 from the sale of 8 units of its immersive display products and systems, a 61% decrease compared to the same period ended June 30, 1998 when the Company reported revenue of $870,027 from the sale of 59 units. The Company's 1998 level of revenue was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company, which was completed in 1998. The Company's gross margin on sales was 46% in the second quarter of 1999 compared to 52% in the second quarter of 1998. As of June 30, 1999 the Company had a backlog of delivered and undelivered products and services of approximately $204,147.

Operating expenses for the three months ended June 30, 1999 decreased to $414,347 when compared to the same three month period in 1998 where operating expenses where $441,330. The decrease in operating expenses was the combined result of lower product development and marketing and sales costs. Management is continuing to evaluate the cost structure of the Company so as to determine if additional savings can be made. No assurances can be made that costs can be decreased or maintained at the current rate of growth of the Company.

For the quarter ended June 30, 1999, the Company reported a loss from operations of $259,242 compared to income from operations of $6,064 for the same period in 1998. The decrease is primarily attributable to decreased revenues. The Company intends to continue to aggressively market its current products as well as introduce new products so as to improve revenue growth. No assurances can be made, however, that revenue will increase and that margins can be improved or sustained at the current levels.

Non-operating income for the three months ended June 30, 1999 was $12,124 compared to $21,104 for the same three month period in 1998. Non-operating expenses were $7,200 for the second quarter in 1999 compared to $10,236 in the second quarter in 1998, resulting in a positive net interest margin of $4,924 for the second quarter in 1999 compared to a positive net interest margin of $16,932 for the second quarter in 1998. The decrease in interest margin was primarily attributable to lower cash on hand.

For the quarter ended June 30, 1999, the Company reported a net loss of $254,318 and loss per share of $0.10 compared to a net profit of $16,932 and earnings per share of $0.01 for the same three month period in 1998. The primary cause is a decrease in revenues.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998
For the six months ended June 30, 1999, the Company reported revenue of $647,469 from the sale of 13 units of its immersive display products and systems, a 67% decrease compared to the same period ended June 30, 1998 when the Company reported revenue of $1,969,899 from the sale of 90 units. The Company's 1998 level of revenue was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company, which was completed in 1998. The Company's gross margin on sales was 52% in the first six months of 1999 compared to 49% in the first six months of 1998.

Operating expenses for the six months ended June 30, 1999 decreased to $795,511 when compared to the same six-month period in 1998 where operating expenses were $963,858. The decrease in operating expenses was the combined result of lower product development, general and administrative, and marketing and sales costs.

For the six months ended June 30, 1999, the Company reported a loss from operations of $458,324 compared to income from operations of $8,532 for the same period in 1998. The decrease is primarily attributable to decreased revenues during 1999 when compared to the same period in 1998. The Company intends to continue to aggressively market its current products as well as introduce new products so as to improve revenue growth. No assurances can be made, however, that this will have a positive impact on revenues or margins.

Non-operating income for the six months ended June 30, 1999 was $24,877 compared to $45,286 for the same six month period in 1998. Non-operating expenses were $14,425 for the first six months of 1999 compared to $20,672 during the same period in 1998, resulting in a positive net interest margin of $10,452 for the first six months of 1999 compared to a positive net interest margin of $24,614 for the same period in 1998. The decrease in interest margin was primarily attributable to lower cash on hand.
                                       8

For the six months ended June 30, 1999, the Company reported a net loss of $447,872 and loss per share of $0.17 compared to a net profit of $33,146 and earnings per share of $0.01 for the same six month period in 1998. The primary cause is a decrease in revenues during 1999.


LIQUIDITY AND CAPITAL RESOURCES
Working capital totaled $1,850,870 as of June 30, 1999 compared to a working capital balance of $2,785,943 as of June 30, 1998. The decrease is primarily attributable to operating losses sustained during the past twelve months. The Company believes that the current level of working capital is sufficient to meet its needs through the end of the second quarter of 2000. However, no assurances can be made to that effect. Longer-term cash requirements, other than normal operating expenses, are anticipated for the development of new products, financing of growth, and the possibility of acquisitions of related businesses or technologies.

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

The Company has conducted a review of its internal computer and other systems deemed to be date sensitive to assess its exposure to the Year 2000 problem. The Company has already modified or replaced certain internal systems that are not Year 2000 compliant. Based upon the review, management believes that the Year 2000 problem will not have a material adverse effect on the internal operations of the Company.

Additionally, the Company is communicating with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the Company's exposure to third party Year 2000 issues. To date, the Company has received responses from most major vendors and suppliers, indicating that they will be Year 2000 ready. However, there can be no guarantee that the systems of other companies, on which the Company's business relies will be converted in a timely manner, or that representations made to the Company by third parties will be accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 problem could have a material adverse effect on the operations of the Company.

The Company's Year 2000 conversion efforts have not been budgeted or tracked as separate projects, but have been occurring in conjunction with normal sustaining activities. All costs related to the Company's Year 2000 problem are being expensed as incurred, while the cost of new hardware or software is being capitalized or amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial condition or results of operations. Specifically, as of June 30, 1998, the Company has spent less than $60,000 and anticipates spending less than $5,000 thereafter. These costs are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company's contingency plan relative to the Year 2000 problem includes readiness to switch to Year 2000 compliant vendors or stockpiling raw materials in the fourth quarter of 1999.

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

ITEM 1. -   LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than legal proceedings occurring in the ordinary course of business. Management believes that none of these legal proceedings, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 4. -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 7, 1999, the Annual Meeting of Shareholders of the Company was held. At that meeting, (a) the following person was elected as director to serve until the expiration of the terms indicated and (b) the shareholders ratified the appointment of Grant Thornton LLP as the Corporation's independent public accountants for the year 1999 with 2,511,643 votes for, 3,350 votes against and 800 abstentions.

The number of votes cast for, against, as well as abstentions to each such matter, including a separate tabulation with respect to each director nominee was as follows:

(a) Election of Director:

                           Expiration                Votes
Director                   of Term      Votes For    Against   Abstentions
--------                   -------      ---------    -------   -----------
Ronald C. Wilgenbusch      2002         2,485,668    30,125    0

The term of office as a director continued after the meeting for the following persons (expiration of term in parenthesis):
Christopher J. Lewis (2000);  Delmar J. Lewis (2001);  and Claude H. Rumsey, Jr.
(2001).

ITEM 6. -   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

             List of Exhibits.
             3.1**    Amended and Restated Certificate of Incorporation of the Company.
             3.2*     Amended and Restated Bylaws of the Company.
             4.1*     Specimen Copy of Common Stock Certificate.
             4.2*     Specimen Copy of Class A Warrant.
             4.3*     Form of Warrant Agreement.
             10.1*    Employment Agreement with Delmar J. Lewis, as amended.
             10.2     Consulting Agreement with Christopher J. Lewis.
             10.3*    Asset Purchase Agreement dated November 1, 1994.
             11.0     Computation of Per Share Earnings  (Incorporated  by reference to  Notes to Financial Statements included herein).
             27.0     Financial Data Schedule

(B)  REPORTS ON FORM 8-K
Reports on Form 8-K were filed on the following dates during the quarter ending June 30, 1999.

FILE DATE        ITEM REPORTED
---------        -------------
April 12, 1999   Sale of stock by n-Vision President Christopher J. Lewis.

May 28, 1999     Resignation of n-Vision President Christopher J. Lewis and
                 appointment of Claude H. Rumsey, Jr. as Acting President.

-----------------
* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, filed on April 19, 1996, and any amendments thereto (Registration No. 333-3098).

** Incorporated herein by reference into this document from the Proxy Statement for the Special Meeting of Stockholders of the Company dated October 19, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   August 13, 1999


                                      n-VISION, INC.
                                     (Registrant)


                                     /s/Eric A. Hall
                                     ------------------------------------------
                                     Eric A. Hall
                                     Chief Financial Officer
                                     Principal Financial and Accounting Officer)