Form 10QSB
period 1999-09-30
N-VISION INC
filed 1999-11-08
CIK 940518

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

                For the quarterly period ended September 30, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number: 000-28520



--------------------------------------------------------------------------------
                                 n-Vision, Inc.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

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

                                Yes ( X ) No ( )

         The number of outstanding shares of the registrant's Common Stock, par value $.01 per share, was 2,651,523 on November 4, 1999.

================================================================================

                                   FORM 10-QSB
                                      INDEX

                                                                                                                PAGE
                                                                                                              ---------
PART I                    FINANCIAL INFORMATION

                Item 1.   Financial Statements

                          Balance Sheets as of September 30, 1999 and
                          December 31, 1998...............................................................       3

                          Statements of Operations for the three months and nine months
                          ended September 30, 1999 and September 30, 1998.................................       4

                          Statements of Cash Flows for the nine months ended
                          September 30, 1999 and September 30, 1998.......................................       5

                          Notes to Financial Statements ..................................................       6

                Item 2.   Management's Discussion and Analysis or Plan of Operation.......................       7

PART II                   OTHER INFORMATION

                Item 1    Legal Proceedings...............................................................      12

                Item 2    Changes in Securities...........................................................      12

                Item 3    Defaults Upon Senior Securities.................................................      12

                Item 4    Submission of Matters to a Vote of Security Holders.............................      12

                Item 5    Other Information...............................................................      12

                Item 6    Exhibits and Reports on Form 8-K................................................      12

                          SIGNATURES......................................................................      14

Exhibit         27        Financial Data Schedule

                        PART I     FINANCIAL INFORMATION

Item 1          Financial Statements

                                 n-VISION, INC.
                                 BALANCE SHEETS

                                                                       September 30,        December 31,
                                                                           1999                 1998
                                                                       -------------        ------------
                                                                        (Unaudited)           (Audited)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                           $  787,780          $ 1,669,302
     Accounts Receivable                                                    148,395              236,454
     Inventories                                                            571,046              974,099
     Prepaid Expenses                                                        82,732               53,580
                                                                         ----------          -----------

Total Current Assets                                                      1,589,953            2,933,435

Property and Equipment                                                      248,739              420,049
     (Net of Accumulated Depreciation)

Other Assets                                                                  3,757               13,801
                                                                         ----------          -----------

                                                                         $1,842,449          $ 3,367,285
                                                                         ==========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current Maturities-Long Term Note Due ATS                          $   126,000          $   120,000
     Current Portion of Capital Lease Obligation                                  -                2,225
     Accounts Payable                                                        57,072              359,561
     Accrued Salaries and Benefits                                           60,277               64,280
     Deferred Revenue and Accrued Warranty Costs                             28,917              102,432
                                                                        -----------          -----------

Total Current Liabilities                                                   272,266              648,498


Long Term Liabilities
     Note Payable-ATS                                                       180,000              240,000

Stockholders' Equity
     Common Stock, $.01 par value, 2,651,523 shares issued
       and outstanding                                                       26,515               26,515
     Paid in Capital                                                     10,473,679           10,473,679
     Accumulated Deficit                                                 (9,110,011)          (8,021,407)
                                                                        -----------          -----------

Total Stockholders' Equity                                                1,390,183            2,478,787
                                                                        -----------         ------------
                                                                        $ 1,842,449          $ 3,367,285
                                                                        ===========          ===========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF OPERATIONS

                                             Three months ended                        Nine months ended
                                                September 30,                            September 30,
                                        ------------------------------            -----------------------------
                                            1999             1998                     1999            1998
                                        -------------     ------------            -------------    ------------
                                                 (Unaudited)                              (Unaudited)

Sales                                    $  252,638         $  437,820           $   900,107        $2,407,719
Cost of Sales                               164,395            210,642               474,677         1,208,151
Inventory Write-down                        234,509                  -               234,509                 -
                                         ----------         ----------           -----------        ----------
     Gross Margin                          (146,266)           227,178               190,921         1,199,568

Operating Expenses
     General and Administrative             249,988            168,985               703,856           687,978
     Product Development                    118,902            169,954               259,556           351,594
     Marketing and Sales                    129,716            154,718               330,705           417,943
                                         ----------         ----------           -----------        ----------
Loss from operations                       (644,872)          (266,479)           (1,103,196)         (257,947)

Non-Operating Income
Interest Income                              10,139             22,119                35,016            67,405
Interest Expense                             (6,000)            (8,831)              (20,425)          (29,503)
                                         ----------         ----------           -----------        ----------
Loss before income taxes                   (640,733)         (253,191)            (1,088,605)         (220,045)

     Income Tax expense                           -                  -                     -                 -
                                         ----------         ----------           -----------        ----------
Net Loss                                 $ (640,733)        $ (253,191)          $(1,088,605)       $ (220,045)
                                         ==========         ==========           ===========        ==========

Weighted average shares outstanding       2,651,523          2,646,836             2,651,523         2,646,836
                                         ==========         ==========           ===========        ==========

Loss per Share                           $    (0.24)        $    (0.10)          $     (0.41)       $    (0.08)
                                         ==========         ==========           ===========        ==========


        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                  -------------------------------------
                                                                                       1999                 1998
                                                                                  ---------------     -----------------
                                                                                     (Unaudited)         (Unaudited)

Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities
   Net Loss                                                                          $(1,088,605)        $(220,045)
                                                                                     -----------         ---------

   Adjustments to reconcile Net (Loss) to net cash used
   in operating activities
     Depreciation and amortization                                                       186,541           202,491
     Inventory Write-Down                                                                234,509                 -
     Loss on Disposal of Fixed Assets                                                     69,056            12,650
     Changes in Assets and Liabilities
        (Increase) Decrease in Accounts Receivable                                        87,659          (254,485)
        (Increase) Decrease in Inventories                                               168,544            84,204
        (Increase) Decrease in Prepaid Expenses                                          (29,152)           18,691
        (Increase) Decrease in Other Receivable                                              400           (54,781)
        (Decrease) Increase in Accounts Payable                                         (302,489)          (69,387)
        (Decrease) Increase in Accrued Salaries and Benefits                              (4,003)          (51,568)
        (Decrease) Increase in Accrued Interest                                            6,000             8,400
        (Decrease) Increase in Deferred Revenue and Warranty Reserve                     (73,515)           13,248
                                                                                     -----------         ---------
Total Adjustments                                                                        343,550           (90,537)
                                                                                     -----------         ---------
Net Cash Used in Operating Activities                                                   (745,055)         (310,582)
                                                                                     -----------         ---------

Cash Flows from Investing Activities
   Purchase of property and equipment                                                    (74,984)          (44,578)
   Proceeds from sale of fixed assets                                                        741                 -
                                                                                     -----------         ---------

Net Cash Used in Investing Activities                                                    (74,243)          (44,578)
                                                                                     -----------         ---------

Cash Flows from Financing Activities
   Payments of Long Term Note - ATS                                                      (60,000)          (60,000)
   Payments of Capital Lease Obligations                                                  (2,225)          (18,342)
                                                                                     -----------         ---------

Net Cash Used in Financing Activities                                                    (62,225)         (78,342)
                                                                                     -----------         ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                    (881,523)         (433,502)

Cash and Cash Equivalents at January 1                                                 1,669,302           876,805
                                                                                     -----------         ---------
Cash and Cash Equivalents at September 30                                            $   787,780         $ 443,303
                                                                                     ===========         =========

        The accompanying notes are an integral part of these statements.

                                 n-VISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A            Interim Financial Statements

         The condensed financial statements for the three month and nine month periods ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the year ended December 31, 1998. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

         The following table sets forth the reconciliation between basic and diluted EPS.


Nine Months Ended September 30,                                              1999               1998
--------------------------------------------------------------------------------------------------------

Numerator
   Net Income (Loss) available for common shareholders - Basic             (1,088,605)          (220,045)
      Income Adjustments                                                            -                  -
                                                                           ----------          ---------
   Net Income (Loss) available for common shareholders - Diluted           (1,088,605)          (220,045)

Denominator
   Denominator for Basic EPS-weighted average shares                        2,651,523          2,646,836
   Effect for Dilutive Securities
     Employee Stock Options                                                         -                  -
                                                                           ----------          ---------
   Denominator for diluted EPS                                              2,651,523          2,646,836
--------------------------------------------------------------------------------------------------------

Note C            Merger Agreement

         On October 15, 1999, the Company signed a definitive agreement to merge with a subsidiary of Advanced Technology Systems, Inc. ("ATS"). ATS, which is headquartered in McLean, Virginia, provides systems engineering and software development solutions to government and commercial clients worldwide.

         The transaction is structured as a merger in which a newly-formed subsidiary of ATS will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of ATS. If the merger is approved by the Company's stockholders and consummated, each stockholder of the Company will receive $0.50 in cash per share of the Company's common stock. The transaction is subject to customary conditions including approval by the Company's stockholders. The Company anticipates holding a special meeting of stockholders during the fourth quarter of 1999 or first quarter of 2000 to seek stockholder approval of this transaction.

Item  2           MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


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

On October 15, 1999, the Company signed a definitive agreement to merge with a subsidiary of Advanced Technology Systems, Inc. ("ATS"). ATS, which is headquartered in McLean, Virginia, provides systems engineering and software development solutions to government and commercial clients worldwide. The transaction is structured as a merger in which a newly-formed subsidiary of ATS will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of ATS. If the merger is approved by the stockholders and consummated, each stockholder of the Company will receive $0.50 in cash per share of the Company's common stock. As a result of the merger, the entire equity interest in the Company will be beneficially owned by ATS and the Company's stockholders will no longer have an equity interest in the Company. The transaction is subject to customary conditions including approval by the Company's stockholders. The Company anticipates holding a special meeting of stockholders during the fourth quarter of 1999 or first quarter of 2000 to seek stockholder approval of this transaction.


Financial Condition

Nine Months Period Ended September 30, 1999

For the nine months ended September 30, 1999, the Company reported cash and cash equivalents of $787,780, a 53% decrease from December 31, 1998 when the Company reported cash and cash equivalents of $1,669,302. This decrease is due to the lower level of revenue and continued losses in the first nine months of the year. Accounts receivable at September 30, 1999 was $148,395, a decrease of 37% from the December 31, 1998 balance of $236,454, due to the decreased sales. Inventories decreased by 41% to $571,046 from $974,099 at December 31, 1998. This decrease is due to a one-time write off of obsolete inventory of $234,509 during the third quarter. This write off was based on the decision to discontinue the marketing and production of the Datavisor LCD due to the continuing unsuccessful attempts to manufacture the product cost-effectively to compete with lower-priced competing products. The result was a lack of customer interest in the Datavisor LCD. Net Property and Equipment decreased by 41% from $420,049 at December 31, 1998 to $248,739 at September 30, 1999. This decrease is the result of current year depreciation rates and also the associated write off all Datavisor LCD demonstration units with a net value of $64,159. Current liabilities decreased by 58% to $272,266 on September 30, 1999 from $648,948 on December 31, 1998. This decrease is attributable to the decrease in accounts payables and deferred revenues and accrued warranty costs. Accounts payable decreased by 84% to $57,072 on September 30, 1999 from $359,561 on December 31, 1998. The higher accounts payables at December 31, 1998 was a result of inventory purchases made at the end of 1998 that were paid in the first quarter of 1999. Deferred revenue and accrued warranty costs decreased by 72% to $28,917 from $102,432 at December 31, 1998. This decrease is attributable to the decrease in sales during 1999 and the expiration of extended warranties. The long-term portion of the unsecured note payable to ATS decreased by 25% during the past nine months to $180,000. The outstanding balance of this loan as of September 30, 1999 was $300,000 with interest due on principal outstanding of 8% per annum. Principal payments of $60,000 are payable twice each year in June and December. Annual maturities of this note are $120,000, with the final payment to be made in December 2001.


Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

For the three months ended September 30, 1999, the Company reported revenue of $252,638, a 42% decrease compared to the same period ended September 30, 1998 when the Company reported revenue of $437,820. The Company's 1998 level of revenue was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company, which was completed in 1998. The Company's gross margin on sales was (58)% in the third quarter of 1999 compared to 51% in the third quarter of 1998. This decrease in gross margin is due to a one-time charge off of obsolete inventory of $234,509 during the third quarter of 1999. This write-off was based on the decision to discontinue the marketing and production of the Datavisor LCD due to continued unsuccessful attempts to manufacture the product cost-effectively to compete with lower-priced competing products. As of September 30, 1999 the Company had a backlog of undelivered products and services of approximately $156,753.

Operating expenses for the three months ended September 30, 1999 increased to $498,606 when compared to the same three-month period in 1998 where operating expenses were $493,657. The increase in operating expenses was primarily the result of the one time write-off of all Datavisor LCD demonstration units with a net value of $64,159. Management is continuing to evaluate the cost structure of the Company so as to determine if additional savings can be made. No assurances can be made that the Company's operating costs can be decreased in the future or sustained at their current levels.

For the three months ended September 30, 1999, the Company reported a loss from operations of $644,872 compared to a loss from operations of $266,479 for the same period in 1998. The increased loss is primarily attributable to decreased overall revenues and the write-off associated with the Datavisor LCD.

Non-operating income for the three months ended September 30, 1999 was $10,139 compared to $22,119 for the same three month period in 1998. Non-operating expenses were $6,000 for the third quarter in 1999 compared to $8,831 in the third quarter in 1998, resulting in a positive net interest margin of $4,139 for the third quarter in 1999 compared to a positive net interest margin of $13,288 for the third quarter in 1998. The decrease in interest margin was primarily attributable to lower cash on hand.

For the three months ended September 30, 1999, the Company reported a net loss of $640,733 and loss per share of $0.24 compared to a net loss of $253,191 and loss per share of $0.10 for the same three month period in 1998. This decrease is primarily attributable to a decrease in overall revenues and the write-off associated with the Datavisor LCD.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

For the nine months ended September 30, 1999, the Company reported revenue of $900,107, a 63% decrease compared to the same period ended September 30, 1998 when the Company reported revenue of $2,407,719. The Company's 1998 level of revenue was primarily attributable to the delivery of display systems to a subsidiary of The Walt Disney Company, which was completed in 1998. The Company's gross margin on sales was 21% in the first nine months of 1999 compared to 49% in the first nine months of 1998. Excluding the one time write-off of the Datavisor LCD inventory, the gross margin for the nine-month period ending September 30, 1999 would have been 47%.

Operating expenses for the nine months ended September 30, 1999 decreased to $1,294,117 when compared to the same nine-month period in 1998 where operating expenses were $1,457,515. The decrease in operating expenses was the combined result of lower product development costs and marketing and sales costs. General & Administrative costs were higher due primarily to the one time write-off of all Datavisor LCD demonstration units with a net value of $64,159.

For the nine months ended September 30, 1999, the Company reported a loss from operations of $1,103,196 compared to a loss from operations of $257,947 for the same period in 1998. The decrease is primarily attributable to decreased revenues during 1999 when compared to the same period in 1998, as well as the write-off associated with the Datavisor LCD.

Non-operating income for the nine months ended September 30, 1999 was $35,016 compared to $67,405 for the same nine month period in 1998. Non-operating expenses were $20,425 for the first nine months of 1999 compared to $29,503 during the same period in 1998, resulting in a positive net interest margin of $14,591 for the first nine months of 1999 compared to a positive net interest margin of $37,902 for the same period in 1998. The decrease in interest margin was primarily attributable to lower cash on hand.

For the nine months ended September 30, 1999, the Company reported a net loss of $1,088,605 and loss per share of $0.41 compared to a net loss of $220,045 and loss per share of $0.08 for the same nine month period in 1998. The primary cause is a decrease in overall revenues and the write-off associated with the Datavisor LCD during 1999.


Liquidity and Capital Resources

Working capital totaled $1,317,687 as of September 30, 1999 compared to a working capital balance of $2,574,579 as of September 30, 1998. The decrease is primarily attributable to operating losses sustained during the past twelve months, including the write-off associated with the Datavisor LCD in 1999. The Company recently signed a definitive agreement to merge with a wholly-owned subsidiary of ATS, as described above. If the merger is not approved by the stockholders and consummated, the Company believes that the current level of working capital is sufficient to meet its needs through the Spring 2000. Thereafter, the Company may have no choice but to liquidate the Company if it cannot find alternative sources of capital.

The Company has 1,380,000 Class A warrants outstanding which expire May 29, 2001. Two warrants may be exercised and exchanged for one share of common stock at an exercise price of $11.00 per share. The warrants are also subject to redemption at the Company's election if the Company's common stock price equals or exceeds $18.00 per share for 20 consecutive trading days within a period of 30 days. The Company can make no assurances that investors will elect to exercise the warrants or that the required exercise price or redemption price can be reached since the current trading price has been approximately $0.30 to $0.50 since the announcement of the merger and was in the $0.15 to $0.30 range prior thereto.


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

The Company has conducted a review of its internal computer and other systems deemed to be date sensitive to assess its exposure to the Year 2000 problem. The Company has already modified or replaced internal systems that are not Year 2000 compliant. Based upon the review, management believes that the Year 2000 problem will not have a material adverse effect on the internal operations of the Company.

Additionally, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the Company's exposure to third party Year 2000 issues. To date, the Company has received responses from its major vendors and suppliers indicating that they will be Year 2000 ready. However, there can be no guarantee that the systems of other companies on which the Company's business relies will be converted in a timely manner, or that representations made to the Company by third parties will be accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 problem could have a material adverse effect on the operations of the Company.

The Company's Year 2000 conversion efforts have not been budgeted or tracked as separate projects, but have been occurring in conjunction with normal sustaining activities. All costs related to the Company's Year 2000 problem are being expensed as incurred, while the cost of new hardware or software is being capitalized or amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial condition or results of operations. Specifically, as of September 30, 1999, the Company has spent approximately $60,000 and does not expect to incur any additional material costs. These costs are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company's contingency plan relative to the Year 2000 problem consists of readiness to switch to Year 2000 compliant vendors if the Company discovers that any of its current vendors are not Year 2000 ready.

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

Item 2. - Changes in Securities

         None.

Item 3. - Defaults Upon Senior Securities

         None.

Item 4. - Submission of Matters to a Vote of Security Holders

         None.

Item 5. - Other Information

         On July 1, 1999, Christopher J. Lewis resigned as a Director of n-Vision.

         On September 7, 1999, Dr. Nelson A. Merritt was unanimously elected as Director by the remaining directors to fill a vacant seat on the Board. His term will expire in 2000.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits

         List of Exhibits.
         3.1**    Amended and Restated Certificate of Incorporation of the
                  Company.
         3.2*     Amended and Restated Bylaws of the Company.
         4.1*     Specimen Copy of Common Stock Certificate.

         4.2*     Specimen Copy of Class A Warrant.
         4.3*     Form of Warrant Agreement.
         10.1*    Employment Agreement with Delmar J. Lewis, as amended.
         10.2***  Consulting Agreement with Christopher J. Lewis.
         10.3*    Asset Purchase Agreement dated November 1, 1994.
         11.0     Computation of Per Share Earnings (Incorporated by reference to Notes to Financial Statements included herein).
         27.0     Financial Data Schedule

(b)  Reports on Form 8-K
No reports on Form 8-K were filed for the quarter ending September 30, 1999.



-----------------
* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, filed on April 19, 1996, and any amendments thereto (Registration No. 333-3098).
** Incorporated herein by reference into this document from the Proxy Statement for the Special Meeting of Stockholders of the Company dated October 19, 1998.
*** Incorporated herein by reference to the quarterly report on Form 10QSB filed with the Securities and Exchange Commission on August 16, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Dated:   November 8, 1999


                                  n-VISION, INC.
                                  (Registrant)




                                  /s/ Eric A. Hall
                                  ---------------------------------------------
                                  Eric A. Hall
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)